Form 10-Q
period 2000-03-31
INTEGRATED INFORMATION SYSTEMS INC
filed 2000-05-15
CIK 1059421

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                                       or

            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          COMMISSION FILE NUMBER 29947

                      INTEGRATED INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

    DELAWARE                                                      86-0624332
(State of Incorporation)                               (IRS Employer I.D. No.)


                          1560 W. FOUNTAINHEAD PARKWAY
                              TEMPE, ARIZONA 85282
                    (Address of principle executive offices)

                                 (480) 317-8000
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES ____ NO __X__

The registrant has not been subject to the filing requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934 for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, not including shares held in treasury:

           AS OF MAY 11, 2000, THERE WERE 20,462,070 SHARES OF COMMON
                      STOCK, $0.001 PAR VALUE, OUTSTANDING

            INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

      PART I.   FINANCIAL INFORMATION                                            PAGE
      -------------------------------                                            ----

      ITEM 1 FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets as of
             December 31, 1999 and March 31, 2000                                  3

             Condensed Consolidated Statements of Operations for Three
             Months Ended March 31, 1999 and 2000                                  4

             Condensed Consolidated Statements of Cash Flows for Three
             Months Ended March 31, 1999 and 2000                                  5

             Notes to Condensed Consolidated Financial Statements                  6

      ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                                   8

      ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           10


      PART II.  OTHER INFORMATION
      -------------------------------

      ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS                            17

      ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  17

      ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K                                     18



SIGNATURES
----------

SIGNATURE PAGE

PART I.    FINANCIAL INFORMATION
ITEM 1.
                      INTEGRATED INFORMATION SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        DECEMBER 31,     MARCH 31,
                                                            1999            2000
ASSETS                                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents                               $     863       $  74,653
  Accounts receivable, net                                    3,982           7,322
  Income tax receivable                                         539             539
  Unbilled revenues on contracts                                685             495
  Prepaid expenses and other current assets                     708           1,062
                                                          ---------       ---------
          Total current assets                                6,777          84,071
Property and equipment, net                                   4,323          16,977
Other assets                                                  1,018           1,228
                                                          ---------       ---------
                                                          $  12,118       $ 102,276
                                                          =========       =========
LIABILITIES, CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS'  EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable and accrued expenses                   $   3,703       $   6,503
  Lines of credit                                             1,015            --
  Current installments of long-term debt                        222             237
  Current installments of capital lease                         779           3,504
  obligations Deferred revenues on contracts                    396             255
                                                          ---------       ---------
          Total current liabilities                           6,115          10,499
Long-term debt, less current installments                       663             606
Capital lease obligations, less current installments          1,162           7,098
                                                          ---------       ---------
          Total liabilities                                   7,940          18,203
Series A Convertible Preferred Stock, $.001 par value,
  1,666,666 shares authorized, 1,666,666 shares issued
  and outstanding at December 31, 1999                        2,882            --
Series B Convertible Preferred Stock, $.001 par value,
  751,879 shares authorized, 751,879 shares issued
  and outstanding at December 31, 1999                        2,000            --
Stockholders' equity (deficiency):
  Common stock, $.001 par value, authorized 100,000,000
    shares, issued and outstanding 10,913,025 and
    20,089,095 shares at December 31, 1999
    and March 31, 2000, respectively                             11              20
  Additional paid-in capital                                  1,298          88,333
  Accumulated deficit                                        (2,013)         (4,280)
                                                          ---------       ---------
          Total stockholders' equity (deficiency)              (704)         84,073
                                                          ---------       ---------
                                                          $  12,118       $ 102,276
                                                          =========       =========

     See accompanying notes to condensed consolidated financial statements.

                      INTEGRATED INFORMATION SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                          THREE MONTHS ENDED
                                                                                                                MARCH 31,
                                                                                                           1999           2000
                                                                                                           ----           ----
                                                                                                              (UNAUDITED)
               Revenues .........................................................................      $  3,253       $ 10,454
               Cost of revenues .................................................................         1,648          5,515
                                                                                                       --------       --------
                         Gross profit ...........................................................         1,605          4,939
                                                                                                       --------       --------
               Operating expenses:
                 Selling and marketing ..........................................................           359          2,233
                 General and administrative .....................................................           908          5,132
                                                                                                       --------       --------
                         Total operating expenses ...............................................         1,267          7,365
                                                                                                       --------       --------
               Income (loss) from operations ....................................................           338         (2,426)
               Interest income (expense), net ...................................................           (59)           159
                                                                                                       --------       --------
               Earnings (loss) before income taxes ..............................................           279         (2,267)
               Provision for income taxes .......................................................            99           --
                                                                                                       --------       --------
                     Net earnings (loss) attributable to common stockholders ....................      $    180       $ (2,267)
                                                                                                       ========       ========
               Earnings (loss) per common share:
                 Basic:
                 Earnings (loss) per common share ...............................................      $    .02       $  (.14)
                                                                                                       ========       ========
                 Weighted average number of common shares outstanding............................        10,596         15,773
                                                                                                       ========       ========
                 Diluted:
                 Earnings (loss) per common share ...............................................      $    .02       $   (.14)
                                                                                                       ========       ========
                 Weighted average number of common and common equivalent shares outstanding .....        10,879         15,773
                                                                                                       ========       ========


    See accompanying notes to condensed consolidated financial statements.

                      INTEGRATED INFORMATION SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                            1999           2000
                                                                         --------       --------
                                                                                (UNAUDITED)
  Cash flows from operating activities:
    Net earnings (loss) ..........................................       $    180       $ (2,267)
    Adjustments to reconcile net earnings (loss) to net cash
       used in operating activities:
       Depreciation and amortization .............................            110            595
       Increase in allowance for doubtful  accounts...............             50            150
       Deferred tax liability ....................................             95             --
       Increase (decrease) in cash resulting from changes in:
         Accounts receivable .....................................           (946)        (3,490)
         Unbilled revenues on contracts ..........................            (35)           190
         Prepaid expenses and other  current assets...............             (1)          (354)
         Other assets ............................................              8           (210)
         Accounts payable and accrued .expenses...................            164          2,800

         Deferred revenues on contracts ..........................             46           (141)
                                                                          --------      --------
            Net cash used in operating activities.................           (329)        (2,727)
                                                                          --------      --------
  Cash flows from investing activities:
    Capital expenditures .........................................            (56)        (4,397)
                                                                         --------       --------
            Net cash used in investing activities.................            (56)        (4,397)
                                                                         --------       --------
  Cash flows from financing activities:
    Net repayments on lines of credit ............................             --         (1,015)
    Long-term debt repayments ....................................            (23)           (42)
    Repayment of capital lease obligations .......................            (80)          (191)
    Proceeds of initial public offering, net of expenses..........             --         62,715
    Issuance of Series C Convertible Preferred Stock, net of
    expenses .....................................................             --         19,411
    Issuance of common stock and exercise of stock options........            532             35
                                                                          --------      --------
            Net cash provided by financing activities.............            429         80,913
                                                                         --------       --------
  Effect of exchange rate on cash ................................             --              1
                                                                         --------       --------
  Increase in cash and cash equivalents ..........................             44         73,790
  Cash and cash equivalents, at beginning  of period..............            392            863
                                                                         --------       --------
    Cash and cash equivalents, at end of period....................      $    436       $ 74,653
                                                                         ========       ========
  Acquisition of property and equipment and assumption of
     capital lease obligations.....................................      $    136       $  8,852
                                                                         ========       ========



     See accompanying notes to condensed consolidated financial statements.

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

      The accompanying consolidated unaudited financial statements have been prepared by Integrated Information Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-94861). The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month periods ended March 31, 1999 and 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.    Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.    Revenue Recognition

   Revenues for time-and-material contracts are recognized as the services are rendered. Revenues pursuant to fixed fee contracts are generally recognized as services are rendered on the percentage-of-completion methods of accounting (based on the ratio of labor incurred to total estimated labor hours). Fixed fee contracts entered into before design is completed are accounted for by deferring profit until reasonable estimates of total contract costs can be made. Revenues from maintenance or post-contract support agreements are recognized as earned over the terms of the agreements. Revenues from recurring services such as application management and hosting operations are recognized as services are provided each month. A one-time set up fee is typically charged for these services which is recognized when set-up is complete.

   Provisions for estimated losses on uncompleted contracts are made on a contract by contract basis and are recognized in the period in which such losses are determined. Unbilled revenues on contracts are comprised of earnings on certain contracts in excess of contractual billings on such contracts. Billings in excess of earnings are classified as deferred revenues on contracts.

4.    Series C Preferred Stock Financing

    In January 2000, the Company received approximately $19.4 million, net of issuance costs of $789,000, from the sale of 2,119,625 shares of Series C Convertible Preferred Stock. The terms and redemption features of the Series C Preferred Stock operate in substantially the same manner as the Series A and Series B stock, except that the conversion and liquidation price of the Series C Preferred Stock is $9.53 per share, the same as the purchase price per share for the shares of Series C Preferred Stock.

5.    Initial Public Offering and Conversion of Preferred Stock

   On March 17, 2000, the Company issued 4,600,000 shares of its common stock, $.001 par value per share, for proceeds of $69 million less underwriting discounts and other expenses of $6.3 million. The Company intends to use the proceeds for working capital and other general corporate purposes. At the time of the initial public offering, the Series A, B, and C Preferred Stock issued by the Company converted to Common Stock. On April 19, 2000, the underwriters' exercised their over-allotment option and sold an additional 690,000 shares at the IPO price. Of these additional 690,000 shares, 345,000 were sold by IIS and 345,000 were sold by James G. Garvey, Jr., the founder, Chairman, CEO and President of IIS.

6.    Other Events

   On March 28, 2000, the Company entered into a sublease for a portion of goracing.com Inc.'s 65,018 square foot facility in Tempe, Arizona, and assumed leases of equipment for an application hosting center previously operated as an in-house facility by goracing.com, Inc. and its parent company Action Performance Companies, Inc., (collectively "goracing"). The Company will initially occupy approximately 32,500 square feet of the facility in order to provide immediate and enhanced hosting capabilities. The Company also entered into agreements for the purchase of approximately $2 million of computer equipment and the assumption of $6.1 million in leased equipment from goracing.com. In connection with the transaction, the Company will provide goracing with hosting services for goracing's web site and related applications. Payments for the facilities and capital equipment total approximately $18 million over up to 10 years.

7.    Net Earning (Loss) Per Share

   The following table sets forth the computation shares used in computing basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

                                         THREE MONTHS ENDED MARCH 31,
                                            1999               2000

Net earnings (loss)                     $     180          $   (2,267)
                                        ===========        ===========
Weighted average number of
common shares outstanding                  10,596              15,773

Common equivalent shares
representing shares
issuable upon exercise of
stock options                                 583               2,010

Subtraction of common
equivalent shares due to
antidilutive nature                             -              (2,010)
                                      -----------          -----------
Dilutive adjusted weighted
average shares and assumed
conversions                                10,879              15,773
                                      ===========          ===========
Basic net income per share             $     0.02           $   (0.14)
                                      ===========          ===========
Diluted net income per share           $     0.02           $   (0.14)
                                      ===========          ===========

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

   We began operations in 1989 to assist clients in adopting new technologies. Initially focused on the microcomputer industry, we shifted our focus to client/server technologies in 1993, and then to Internet-related technologies beginning in 1997.

   Our revenues have increased rapidly in recent periods. To meet increasing requirements resulting from our revenue growth, and in anticipation of further growth, we have significantly expanded our infrastructure. We have hired senior executives, increased our sales and marketing efforts, established new regional offices, expanded our physical facilities, including a data center which houses our application hosting services, and initiated efforts to increase our brand awareness.

   We derive our revenues primarily from the delivery of professional services. We offer our services to clients under time and materials contracts or under fixed-price contracts. For time and material projects, we recognize revenues based on the number of hours worked by consultants at a rate per hour agreed upon with our clients. We recognize revenues from fixed-price contracts on a percentage-of-completion method based on project hours worked. The percentage of our revenues from fixed fee contracts was 43% in 1998, 11% in 1999, and 10% for the three months ended March 31, 2000. As we have shifted our technology focus to the Internet, we expect to provide a greater portion of our services on a time and materials basis as our customers' Internet solutions tend to have less clearly defined scopes and objectives. We provide and recognize our application hosting services at a minimum monthly fee, and charge extra fees for services that exceed agreed upon parameters. In addition, we charge our application hosting clients a one time set-up fee, which we recognize when set-up is complete.

   Our cost of revenues consist primarily of employee compensation and benefits for project personnel. Sales and marketing expenses consist primarily of compensation and benefits, and the costs of marketing programs. General and administrative expenses consist primarily of compensation and benefits for our executive management and our finance, administration, information technology, recruiting, and human resources personnel. General and administrative expenses also include research and development expense, depreciation, and operating expenses such as rent, insurance, telephones, office supplies, travel, outside professional services, training, and facilities costs. We expect all of our costs to increase as we add additional personnel, expand our sales and marketing efforts, open new offices, increase our recruiting efforts, enhance our information systems, and incur additional costs related to the growth of our business and operations as a public company.

   We have historically derived and believe that we will continue to derive a significant portion of our revenues from a limited number of clients who may change from year to year. Any cancellation, deferral, or significant reduction in work performed for our principal clients could harm our business and cause our operating results to fluctuate significantly from period to period. In addition, we plan to continue to expand our operations by hiring additional consultants and other employees and by adding new offices, systems and other infrastructure. As a result of our continued infrastructure buildup and increase in operating expenses, we anticipate incurring net losses in 2000 and 2001. Further, our quarterly revenue, cost of revenues, and operating results have varied in the past due to fluctuations in the utilization of project personnel and are likely to vary significantly in the future. Therefore, we believe that period-to-period comparisons of our operating results may not necessarily be meaningful and should not be relied upon as indications of future performance.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

REVENUES. Revenues increased 221% to $10.5 million for the three months ended March 31, 2000, compared to $3.3 million in the same period of 1999. The increase in revenues reflects increases in the average rate per hour charged for services, increases in the size and number of typical client engagements reflecting engagements involving more complex Internet applications, and an increase in revenues from American Express. Our 18% increase in average hourly rates accounted for approximately $600,000 of the increase. New client engagements contributed approximately $5.0 million of the increase. Revenues from American Express were $662,000 in the first three months of 1999, compared to $2.3 million in the first three months of 2000.

COST OF REVENUES. Cost of revenues increased 235% to $5.5 million for the three months ended March 31, 2000, compared to $1.6 million for the same period of 1999. This increase was due primarily to an increase in project personnel from 106 at March 31, 1999, to 322 at March 31, 2000. As a percentage of revenues, cost of revenues increased from 51% for the three months ended March 31, 1999 to 53% for the three months ended March 31, 2000.

SELLING AND MARKETING. Selling and marketing expenses increased 521% to $2.2 million for the three months ended March 31, 2000, compared to $359,000 for the three months ended March 31, 1999. Approximately $1.2 million of the increase was due to an increase in sales and marketing personnel. Additionally, the increase was due to increased advertising and promotional expenses of approximately $560,000 for the three months ended March 31, 2000, compared to the same period in 1999. As a percentage of revenues, selling and marketing expenses increased to 21% in the first three months of 2000 from 11% for the same period in 1999. The increase is primarily the result of increased sales and marketing efforts designed to enhance our national and regional presence in key new markets.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 466% to $5.1 million for the three months ended March 31, 2000, compared to $908,000 for the same period in 1999. Of the increase, approximately $850,000 was attributable to compensation paid to additional administrative personnel. The balance was related primarily to increases in recruiting and training expenses as well as additional insurance, depreciation, and rent expense. As a percentage of revenues, general and administrative expenses increased to 49% for the three months ended March 31, 2000, from 28% for the three months ended March 31, 1999.

INTEREST INCOME, NET. Interest income, net, for the three months ended March 31, 2000 increased to approximately $159,000 compared to interest expense of approximately $59,000 for the same period in 1999. The increase for 2000 was due primarily to interest income earned on the invested portion of proceeds from both our preferred stock financing in January 2000 and our initial public offering in March 2000.

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, we have funded our operations and investments in property and equipment through cash generated from operations, capital lease financing arrangements, bank borrowings, and equity financings.

   As of March 31, 2000, cash and cash equivalents totaled approximately $74.7 million and we had $73.6 million in working capital. In January 2000, we raised $19.4 million, after expenses, through a private placement of Series C preferred stock to institutional and other accredited investors. In March 2000, we raised $62.7 million (net of underwriting discounts and other offering expenses of $6.3 million) through a public offering of 4,600,000 shares of our common stock. On April 19, 2000, the underwriters' exercised their over-allotment option and sold an additional 690,000 shares at the IPO price. Of these additional 690,000 shares, 345,000 were sold by IIS and 345,000 were sold by James G. Garvey, Jr., the founder, Chairman, CEO and President of IIS. The Company raised $4.8 million, net of underwriting discounts and other offering expenses.

   For the quarters ended March 31, 1999 and 2000, net cash used in operating activities was $329,000 and $2.7 million, respectively. Cash used in operating activities in each of these periods was the result of increases in accounts receivable and unbilled revenues on contracts due to increases in sales for the period, partially offset by increases in accounts payable and accrued expenses related to our growth. Cash used in operating activities was also the result of net losses, adjusted for non-cash items, primarily related to depreciation and amortization.

   For the quarters ended March 31, 1999 and 2000, cash used in investing activities was $56,000 and $4.4 million, respectively. Cash used in investing activities in each period consisted primarily of purchases of furniture and equipment to support growth in our infrastructure. We are continuing the process of expanding our data center in which we provide application hosting in addition to our geographic expansion. We anticipate capital expenditures of $25 million in 2000 to accommodate our planned growth.

   Net cash provided by financing activities for the quarters ended March 31, 1999 and 2000 was $429,000 and $80.9 million, respectively. In the first quarter of 2000, cash provided by financing activities was from the sale of our preferred stock in a private placement and our common stock in our initial public offering. In 1999, cash provided by financing activities was from the sale of our common stock and borrowings under our credit facility.

   Non-cash investing and financing activities for the quarters ended March 31, 1999 and 2000 consisted of $136,000 and $8.9 million, respectively.

   As of March 31, 2000, we had a $2.0 million line of credit, a $2.1 million multiple advance term loan, and a master lease agreement to finance up to $3.2 million of computer equipment, all with Imperial Bank. These facilities are secured by substantially all of our assets. The line of credit and the term loan bear interest at a rate of prime plus 1% (9.5% at March 31, 2000). The master lease agreement has an implied interest rate of approximately 10.5%. As of March 31, 2000, there were no borrowings outstanding under the line of credit, $843,000 under the term loan, and $2.9 million pursuant to the master lease agreement. The line of credit and term loan require compliance with certain financial and other covenants. The line of credit was subject to renewal on April 30, 2000, the term loan matures on June 30, 2004, and the master lease agreement expires on various dates through June 2002. We used the proceeds from the private placement of our Series C preferred stock to pay down the outstanding balance on the line of credit and the term loan. During the first quarter of 2000, we also entered into an agreement for the assumption of $6.1 million in leased equipment from goracing.com. We have available $1 million under a letter of credit agreement with Imperial Bank at a stated interest rate of prime plus 1%. As of March 31, 2000, we have utilized $70,000 under this agreement.

   We believe that the net proceeds from our public offering, combined with current cash balances and amounts available under our credit facilities, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We may need additional financing to fund our cash requirements beyond 12 months. In this regard, we expect to continue to invest aggressively in our business in an effort to grow revenues. Such additional financing, if needed, may not be available on terms acceptable to us, if at all.

YEAR 2000

   Many currently installed computer systems and software products were coded to accept only two-digit year entries in the date code field. Consequently, subsequent to December 31, 1999, many of these systems became subject to failure or malfunction. Although we are not aware of any material Year 2000 issues at this time, Year 2000 issues may occur or be made known to us in the future. Year 2000 issues may possibly affect software solutions developed by us or third-party software incorporated into our solutions. We generally do not guarantee that the software licensed from third parties by our clients is Year 2000 compliant, but we sometimes do warrant that the solutions developed by us are Year 2000 compliant.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25). This interpretation provides guidance regarding the application of APB Opinion 25 to Stock Compensation involving employees. This interpretation is effective July 1, 2000 and is not expected to have a material effect on our consolidated financial statements.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


      To date, we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in 2000. We invest our cash in money market funds, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial.

All of our revenues are realized currently in U.S. dollars and are from customers primarily in the United States. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.


          FACTORS THAT MAY AFFECT FUTURE RESULTS AND OUR STOCK PRICE

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Forward-looking statements give our current expectations or forecasts of future events. Words such as "expects," "may," "anticipates," "intends," "would,""will," "plans," "believes," "estimates," "should," and similar expressions identify forward-looking statements. Forward looking statements in this Form 10-Q include express or implied statements concerning our future revenues, expenditures, capital or other funding requirements, the adequacy of our current cash and working capital balances to fund our present and planned operations and financing needs, expansion of and demand for our service offerings, and the growth of our business and operations, as well as future economic and other conditions both generally and in our specific geographic and product and services markets. These statements are based on estimates, projections, beliefs, and assumptions of us and our management, and are not guarantees of future performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

      We caution that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of us in filings with the Securities and Exchange Commission, press releases, communications with investors, and oral statements. Any of these factors, among others, could also cause the trading price of our common stock to decline or fluctuate significantly. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

WE HAVE EXPERIENCED RECENT OPERATING LOSSES AND MAY INCUR OPERATING LOSSES IN FUTURE PERIODS, WHICH COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

   We had a net loss of approximately $1.4 million for the year ended December 31, 1999 and a net loss of approximately $2.3 million for the three months ended March 31, 2000. We expect to incur significantly greater losses in 2000 and 2001 as we grow our business. If we do not achieve continued revenue growth, we could experience operating losses greater than already anticipated or for periods after 2001. These losses or any fluctuation in our operating results could cause the market value of our common stock to decline.

WE RELY ON A SMALL NUMBER OF CLIENTS FOR MOST OF OUR REVENUES AND OUR REVENUES WILL DECLINE SIGNIFICANTLY IF WE CANNOT RETAIN OR REPLACE, OR IF WE EXPERIENCE COLLECTION PROBLEMS FROM, THESE CLIENTS.

   We derive, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. In 1998, our three largest clients accounted for approximately 42% of our revenues. One of our current clients, American Express, which first engaged us in the fourth quarter of 1998 and is responsible for a total of 20 active projects as of December 31, 1999, accounted for 35% of our revenues during 1999 and 22% of our revenues for the three months ended March 31, 2000.

   Virtually all of our client contracts may be canceled by the client following limited notice and without economic penalty; however, the client is responsible for fees earned through the date of contract termination. The revenues derived from specific clients is likely to vary from period to period, and a major client in one year may not use our services in a subsequent year. The loss of a large client or project in any period could result in a decline in our revenues and profitability from period to period, and cause significant and sudden declines or fluctuations in the market value of our common stock. In addition, because a large portion of our receivables relate to a limited number of clients and large projects, write-offs attributable to one or a few of these clients or projects could exceed our allowance for doubtful accounts and significantly harm our operating results.

IF WE ARE UNABLE TO ATTRACT AND RETAIN PROFESSIONAL STAFF, WE WILL BE UNABLE TO PROVIDE OUR SERVICES EFFECTIVELY AND CONSEQUENTLY MAY BE UNABLE TO INCREASE OR MAINTAIN CURRENT REVENUE LEVELS OR ACHIEVE OR MAINTAIN PROFITABILITY, WHICH WOULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

   We derive substantially all of our revenue from the billings of our professional services personnel on projects. If we fail to attract and retain professionals, we may not be able to successfully compete for new projects, timely finish existing projects, or generally carry out our business plan. The emergence of the Internet and the growth in e-commerce requires integrated solutions implemented by Internet and network professionals qualified in leading and emerging technologies. There is significant competition for professionals with the skills required to provide these solutions, as businesses quickly adopt and seek to implement their e-commerce strategies. Internet professional service providers who are unable to attract and retain qualified professionals will have difficulty competing in today's marketplace. We may lose prospective qualified employees to clients or competitors. We may not attract a sufficient number of highly skilled professionals, or retain, train, and motivate the professionals that we do attract. Failure to do so could impair our ability to adequately manage and complete our existing projects or obtain new projects. In addition, declines in the trading price of our common stock could materially and adversely affect employee morale and retention and other aspects of our business.

OUR RESULTS OF OPERATIONS MAY VARY FROM QUARTER TO QUARTER IN FUTURE PERIODS AND, AS A RESULT, WE MAY NOT MEET THE EXPECTATIONS OF OUR INVESTORS AND ANALYSTS, WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE OR DECLINE.

   Our revenues and results of operations have fluctuated significantly in the past and could fluctuate significantly in the future. For example, in 1998 our pro forma quarterly net earnings ranged from a loss of $574,000 in the first quarter to earnings of $67,000 in the second quarter. In 1999, our pro forma quarterly net earnings ranged from a loss of $2.2 million in the fourth quarter to earnings of $559,000 in the second quarter. We incurred a net loss of $2.3 million in the first quarter of 2000. You should not rely on period-to-period comparisons of operations as an indication of future performance.

   Our results may fluctuate due to the factors described herein as well as:

   - demand for our services;

   - changes in the mix of services offered by us; and

   - increases in our operating expenses.

   A substantial portion of our operating expense is related to personnel costs, marketing programs, and overhead, which cannot be adjusted quickly and is therefore relatively fixed in the short term. Our operating expenses are based, in significant part, on our expectations of future revenues. If actual revenues are below our expectations, we may not achieve our anticipated operating results. Moreover, it is possible that in some future periods our results of operations may be below the expectations of analysts and investors. In this event, the market price of our common stock is likely to decline.

IF WE FAIL TO KEEP PACE WITH THE RAPID TECHNOLOGICAL CHANGES THAT CHARACTERIZE OUR INDUSTRY, OUR COMPETITIVENESS WOULD SUFFER, CAUSING US TO LOSE PROJECTS OR CLIENTS AND CONSEQUENTLY REDUCING OUR REVENUES AND THE PRICE OF OUR COMMON STOCK.

   Our market and the enabling technologies used by our clients are characterized by rapid, frequent, and significant technological changes. If we fail to respond in a timely or cost-effective way to these technological developments, we may not be able to meet the demands of our clients, which would affect our ability to generate revenues and achieve profitability. We have derived, and expect to continue to derive, a substantial portion of our revenues from creating e-business or e-commerce systems and solutions that are based upon today's leading and developing technologies and which are capable of adapting to future technologies. Our historical results of operations may not reflect our new service offerings and may not give you an accurate indication of our ability to adapt to these future technologies.

OUR FAILURE TO MEET CLIENT EXPECTATIONS OR DELIVER ERROR-FREE SERVICES COULD DAMAGE OUR REPUTATION AND HARM OUR ABILITY TO COMPETE FOR NEW BUSINESS OR RETAIN OUR EXISTING CLIENTS, WHICH MAY LIMIT OUR ABILITY TO GENERATE REVENUES AND ACHIEVE OR MAINTAIN PROFITABILITY.

   Many of our engagements involve the delivery of information technology services that are critical to our clients' businesses. Any defects or errors in these services or failure to meet clients' specifications or expectations could result in:

   - delayed or lost revenues due to adverse client reaction;

   - requirements to provide additional services to a client at no or a limited charge;

   - refunds of fees for failure to meet obligations;

   - negative publicity about us and our services; and

   - claims for substantial damages against us.

   In addition, we sometimes implement critical functions for high profile clients or for projects that have high visibility and widespread usage in the marketplace. If these functions experience difficulties, whether or not as a result of errors in our services, our name could be associated with these difficulties and our reputation could be damaged, which would harm our business.

WE MAY LOSE MONEY ON FIXED-PRICE CONTRACTS BECAUSE WE MAY FAIL TO ACCURATELY ESTIMATE AT THE BEGINNING OF PROJECTS THE TIME AND RESOURCES REQUIRED TO FULFILL OUR OBLIGATIONS UNDER OUR CONTRACTS; THE ADDITIONAL EXPENDITURES THAT WE MUST MAKE TO FULFILL THESE CONTRACT OBLIGATIONS MAY CAUSE OUR PROFITABILITY TO DECLINE OR PREVENT US FROM ACHIEVING PROFITABILITY AND COULD REDUCE THE PRICE OF OUR COMMON STOCK.

   Although we provide consulting services primarily on a time and materials compensation basis, approximately 11% of our consulting revenue was derived from fixed-price, fixed-time engagements in 1999, approximately 43% of our revenues were derived from fixed-price, fixed-time engagements in 1998, and 10% in the three months ended March 31, 2000. Our failure to accurately estimate the resources required for a fixed-price, fixed-time engagement or our failure to complete our contractual obligations in a manner consistent with our projections or contractual commitments could harm our overall profitability and our business. From time to time, we have been required to commit unanticipated additional resources to complete some fixed-price, fixed-time engagements, resulting in losses on these engagements. We believe that we may experience similar situations in the future. In addition, we may negotiate a fixed price for some projects before the design specifications are finalized, resulting in a fixed price that is too low and causing a decline in our operating results.

OUR LACK OF LONG-TERM CONTRACTS WITH CLIENTS AND OUR CLIENTS' ABILITY TO TERMINATE CONTRACTS WITH LITTLE OR NO NOTICE REDUCES THE PREDICTABILITY OF OUR REVENUES AND INCREASES THE POTENTIAL VOLATILITY OF OUR STOCK PRICE.

   Our clients generally retain us on an engagement-by-engagement basis, rather than under long-term contracts. In addition, our current clients can generally reduce the scope of or cancel their use of our services without penalty and with little or no notice. As a result, our revenues are difficult to predict. Because we incur costs based on our expectations of future revenues, our failure to predict our revenues accurately may cause our expenses to exceed our revenues, which could cause us to incur increased operating losses. Although we try to design and build complete e-business systems for our clients, we are sometimes retained to design and build discrete segments of the overall e-business system on an engagement-by-engagement basis. Since the projects of our large clients can involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that the client will cancel or delay additional planned projects. These cancellations or delays could result from factors related to our work product or the progress of the project, as well as general business or financial considerations of the client. If a client defers, modifies, or cancels an engagement or chooses not to retain us for additional phases of a project, we must be able to rapidly re-deploy our employees to other engagements in order to minimize underutilization of employees and the resulting harm to our operating results. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. If we are unable to efficiently re-deploy our consultants, our operating results would be harmed.

WE MAY NOT BE SUCCESSFUL IN RETAINING OUR CURRENT TECHNOLOGY ALLIANCES OR ENTERING INTO NEW ALLIANCES, WHICH COULD HAMPER OUR ABILITY TO DELIVER SOLUTIONS NEEDED BY OUR CLIENTS AND LIMIT OUR ABILITY TO INCREASE OR SUSTAIN OUR REVENUES AND ACHIEVE OR MAINTAIN PROFITABILITY.

   We have vendor alliances with over 75 companies. We have written agreements with about one-third of these companies. All of our other relationships rely on oral arrangements. Although these relationships generally entail only the supply of technologies or solutions used in our clients' solutions, we also rely on these relationships for client referral and marketing opportunities, access to advanced technology and training as well as other benefits. These relationships are non-exclusive and the vendors are free to enter into similar or more favorable relationships with our competitors. Whether written or oral, many of the agreements underlying our technology alliance relationships are general in nature, do not legally bind the parties to transact business with each other or to provide specific client referrals, cross-marketing opportunities, or other intended benefits to each other, have indefinite terms, and may be ended at the will of either party. We may not be able to maintain our existing strategic relationships and may fail to enter into new relationships. If we are unable to maintain these relationships, the benefits that we derive from these relationships, including the receipt of important sales leads, cross-marketing opportunities, access to emerging technology training and certifications, and other benefits, may be lost. Consequently, we may not be able to offer desired solutions to clients, which would result in a loss of revenues and our inability to effectively compete for clients seeking emerging or leading technologies offered by these vendors.

IF WE ARE UNABLE TO SUCCESSFULLY OPEN NEW REGIONAL OFFICES, WE MAY INCUR INCREASED OPERATING EXPENSES WITHOUT CORRESPONDING INCREASED REVENUES, WHICH MAY LIMIT OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY AND CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

   A key component of our business strategy is to open regional offices in new geographic locations. We may be unable to select appropriate locations for our regional offices, to open them efficiently, or to manage them profitably. If we do not implement this strategy successfully, we may incur increased operating expenses without increased revenues, which would hurt our stock price.

IF OUR EFFORTS TO DEVELOP BRAND AWARENESS ARE NOT SUCCESSFUL, WE MAY NOT BE ABLE TO INCREASE OUR REVENUES SUFFICIENTLY TO OFFSET THE MARKETING COSTS THAT WE WILL INCUR IN THESE EFFORTS.

   Because the Internet professional service provider industry is expanding rapidly, an element of our business strategy is to develop and maintain widespread awareness of our brand name in our target markets. To promote our name, we have increased and plan to continue to increase our marketing expenses. If our marketing efforts are not successful, we may not experience increases in revenues to offset the increase in our marketing expenses, causing our operating margins to decline. In addition, if we are unable to further develop our brand awareness, we may not attain the growth in revenues that we seek.

BECAUSE WE OPERATE IN A HIGHLY COMPETITIVE AND RAPIDLY EVOLVING INDUSTRY, EXISTING AND NEW COMPETITORS COULD CAUSE US TO LOSE BUSINESS OPPORTUNITIES OR PROFESSIONAL PERSONNEL AND LIMIT OUR ABILITY TO INCREASE OR SUSTAIN REVENUE LEVELS.

   The business areas in which we compete are intensely competitive and subject to rapid change. Due to the rapid growth in our industry, we expect competition to continue and to intensify. Existing or future competitors could hire professionals or win new client engagements that we are competing for. If this occurs, our ability to generate increased revenues may be limited and we may not achieve profitability. Our competitors fall into several categories and include a range of entities providing both general management and information technology consulting services and Internet services or solutions focused on discreet e-business segments. Many of our competitors have longer operating histories, larger client bases, and greater brand or name recognition, as well as greater financial, technical, marketing, and public relations resources. Our competitors may be able to respond more quickly to technological developments and changes in clients' needs. Further, as a result of the low barriers to entry, we expect to continue to face additional competition from new entrants into our markets. We do not own any technologies that preclude or inhibit competitors from entering the general business areas in which we compete. Existing or future competitors may independently develop and patent or copyright technologies that are superior or substantially similar to our technologies, which may place us at a competitive disadvantage.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND, AS A RESULT, WE COULD LOSE COMPETITIVE ADVANTAGES WHICH DIFFERENTIATE OUR SOLUTIONS AND OUR ABILITY TO ATTRACT AND RETAIN CLIENTS.

   Our success is dependent, in part, upon our intellectual property rights. We rely upon a combination of trade secret, confidentiality and nondisclosure agreements, and other contractual arrangements, as well as copyright and trademark laws to protect our proprietary rights. We have no patents or pending patent applications. We enter into confidentiality agreements with our employees, generally require that our consultants and clients enter into these agreements, and attempt to limit access to and distribution of our proprietary information. Nevertheless, we may be unable to deter misappropriation of our proprietary information or to detect unauthorized use and take appropriate steps to enforce our intellectual property rights or proprietary information.

   We attempt to retain significant ownership or rights to use our internally developed software applications and to build applications which we can market and adapt through further customization for other client projects. Under some of our client contracts, all of our project developments are the property of the client and we have no or limited rights to reuse or provide these developments in other client projects. To the extent that we are unable to negotiate contracts which permit us to reuse code and methodologies, or to the extent that we have conflicts with our clients regarding our ability to do so, we may be unable to provide services to some of our clients within price and timeframes acceptable to these clients.

   Although we believe that our services, trade or service names, and products do not infringe upon the intellectual property rights of others, claims could be asserted against us in the future. If asserted, we may be unable to successfully defend these claims, which could cause us to cease providing some services or products and limit any competitive advantage we derive from our trademarks or names.

   If any of these events occur, our ability to differentiate ourselves and compete effectively could be limited and we may lose revenue opportunities.

WE OCCASIONALLY AGREE NOT TO PERFORM SERVICES FOR OUR CLIENTS' COMPETITORS, WHICH MAY LIMIT OUR ABILITY TO GENERATE FUTURE REVENUES AND INHIBIT OUR BUSINESS STRATEGY.

   In order to secure particularly large engagements or engagements with industry leading clients, we have agreed on limited occasions not to perform services, or not to utilize some of our intellectual property rights developed for clients, for competitors of those clients for limited periods of time ranging from one to three years. In our agreement with American Express, our largest client, we have agreed not to perform services for competitors of American Express for one year after each project completion date and not to assign consultants who have worked on American Express projects to other clients' competitive projects for six months after completing work for American Express. These non-compete provisions reduce the number of our prospective clients and our potential sources of revenue. These agreements also may limit our ability to execute a part of our business strategy of leveraging our business expertise in discreet industry segments by attracting multiple clients competing in those industries. In addition, these agreements increase the significance of our client selection process because some of our clients compete in markets where only a limited number of companies gain meaningful market share. If we agree not to perform services or to utilize intellectual property rights for a particular client's competitors or competitive projects, we are unlikely to receive significant future revenues in that particular market.

OUR LONG SALES CYCLES MAKE OUR REVENUES DIFFICULT TO PREDICT, WHICH COULD CAUSE OUR REVENUES OR PROFITABILITY TO BE BELOW ANALYST OR INVESTOR EXPECTATIONS, CAUSING OUR STOCK PRICE TO FLUCTUATE AND DECLINE SIGNIFICANTLY.

   The timing of our revenues is difficult to predict because of the length and variance of the time required to complete a sale. Our sales cycle typically ranges in length from three months to six months and is sometimes longer. Prior to retaining us for a project, our clients often undertake an extensive review of their systems, needs, and budgets and may require approval at various levels within their organization. The unpredictability of our sales cycle could cause our revenues or profitability to be below the expectations of analysts or investors and our stock price to fluctuate significantly.

IF BUSINESSES DO NOT ADOPT AND ACCEPT APPLICATION HOSTING SERVICES, WE MAY BE UNABLE TO RECOVER OUR INVESTMENT IN PROVIDING THESE SERVICES, REDUCING OUR PROFITABILITY AND THE PRICE OF OUR COMMON STOCK.

   Our ability to increase revenues and profitability depends in part on the adoption and acceptance of third-party application hosting services by our clients. We have only recently begun to offer third-party application hosting services. We intend to expend significant resources to increase our data center capacity to accommodate our hosting services as evidenced by our recent agreements entered into with goracing.com discussed above. If we do not generate sufficient revenues from these services, our operating results and stock price could be negatively affected.

SOME OF OUR CLIENTS ARE EMERGING COMPANIES THAT HAVE LITTLE OR NO OPERATING HISTORY AND MAY LACK THE RESOURCES TO PAY OUR FEES, WHICH COULD CAUSE US TO INCUR LOSSES ON THESE ACCOUNTS.

   We derive a significant portion of our revenues from small emerging companies, particularly start-up e-venture companies that have limited operating histories and resources to pay our fees. In addition, we provide services to select start-up companies in exchange for equity in those clients. These companies often have little or no earnings or cash flow and their business is generally at greater risk of failing than more established, traditional businesses. As a result, these clients may be unable to pay for our services in a timely manner, or at all. This would reduce our cash flow, making it difficult to carry on our business without additional funds, and could lead to the inefficient allocation of our professional and other resources. In addition, if the investments we make in these companies decline in value, we may be required to recognize losses on our investments.

THE LOSS OF MR. JAMES G. GARVEY, JR., OUR FOUNDER, PRESIDENT AND CHIEF EXECUTIVE OFFICER, MAY HARM OUR ABILITY TO OBTAIN AND RETAIN CLIENT ENGAGEMENTS, MAINTAIN A COHESIVE CULTURE, OR COMPETE EFFECTIVELY.

   Our success will depend in large part upon the continued services of James G. Garvey, Jr., our President, Chief Executive Officer, and founder. We have an employment contract with Mr. Garvey. Mr. Garvey is precluded under his agreement from competing against us for one year should he leave us. The loss of services of Mr. Garvey could harm us and cause a loss of investor confidence in our business, which could cause the trading price of our stock to decline. In addition, if Mr. Garvey resigns to join a competitor or to form a competing company, the loss of Mr. Garvey and any resulting loss of existing or potential clients to any competitor could harm our business. If we lose Mr. Garvey, we may be unable to prevent the unauthorized disclosure or use by other companies of our technical knowledge, practices, or procedures. In addition, due to the substantial number of shares of our common stock owned by Mr. Garvey, the loss of Mr. Garvey's services could cause investor or analyst concern that Mr. Garvey may sell a large portion of his shares, which could cause a rapid and substantial decline in the trading price of our common stock.

WE MAY NEED ADDITIONAL CAPITAL WHICH, IF NOT AVAILABLE TO US, MAY ALTER OUR BUSINESS PLAN OR LIMIT OUR ABILITY TO ACHIEVE GROWTH IN REVENUES AND WHICH, IF AVAILABLE AND RAISED, WOULD DILUTE YOUR OWNERSHIP INTEREST IN US.

   We may need to raise additional funds through public or private equity or debt financings in order to:

   - support additional capital expenditures;

   - take advantage of acquisition or expansion opportunities;

   - develop new services; or

   - address additional working capital needs.

   Our inability to obtain financing on terms acceptable to us, or at all, may limit our ability to increase revenues or to achieve profitability. In addition, if we are able to raise additional capital through the sale of equity securities, your investment in us would be diluted, which could cause our stock price to decline.

WE MAY NOT BE ABLE TO MAINTAIN ADEQUATE PERSONNEL, SYSTEMS, OR OTHER RESOURCES TO EFFECTIVELY MANAGE OUR PLANNED GROWTH, WHICH COULD IMPAIR OUR ABILITY TO DELIVER PROJECT WORK AND CAUSE OUR EMPLOYEE AND CLIENT RELATIONS TO SUFFER.

   Our recent growth at times has strained our managerial and operational resources by diverting management attention from client project implementation to personnel recruitment, training, and infrastructure development. We cannot assure you that we will be able to manage our planned growth effectively. To manage future growth, we must continue to improve our operating and financial systems, procedures, and controls, and to expand, train, retain, and manage our employee base. If our systems, procedures, and controls are inadequate to support our operations, we would not be able to attract new clients or employees and our planned expansion could be impaired.

OUR REVENUES MAY DECLINE AND WE MAY NOT ACHIEVE PROFITABILITY IF GROWTH IN THE USE OF THE INTERNET DECLINES.

   Our business is dependent upon continued growth in the use of the Internet by our clients, prospective clients and their customers, suppliers, and other business constituents. If use of the Internet does not increase and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and, as a result, our revenues would decline and we may be unable to achieve profitability. The market for e-business solutions is relatively new and is undergoing significant and rapid development. The acceptance and growth of e-business solutions will be limited if the Internet does not prove to be a viable commercial market. Factors that may affect Internet usage or e-commerce adoption include:

   - actual or perceived lack of security of information;

   - lack of access and ease of use;

   - congestion of Internet traffic;

   - increases in access costs to the Internet;

   - excessive or new governmental regulation;

   - uncertainty regarding intellectual property ownership;

   - reluctance to adopt new business methods; and

   - costs associated with the obsolescence of existing infrastructure.


THE VOLUME OF TRADING AND PRICE OF OUR COMMON STOCK COULD FLUCTUATE SIGNIFICANTLY, ADVERSELY AFFECTING OUR STOCK PRICE.

   Many publications and market commentators indicate that the stock of technology companies focused on the Internet trade at overly inflated prices. If investor interest in these stocks declines generally, the price of our common stock could drop suddenly and significantly.

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT THEIR MARKET PRICE, NEGATIVELY IMPACTING YOUR INVESTMENT.

   There will be a substantial number of shares available for sale in the public market upon the expiration of lock-up agreements with many of our stockholders in September 2000, and as the availability of exemptions from registration afforded by Rules 144 of the Securities Act of 1933 become available. The sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Some holders of shares of our common stock who held our preferred stock outstanding immediately prior to our initial public offering and one of our warrant holders have registration rights relating to a total of 4,638,170 shares of our common stock, enabling them to require us to register their shares for sale under the Securities Act beginning in September 2000.

THE HOLDINGS OF OUR CONTROLLING STOCKHOLDER MAY LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER MATTERS SUBJECT TO A STOCKHOLDER VOTE, INCLUDING A SALE OF OUR COMPANY ON TERMS THAT MAY BE ATTRACTIVE TO YOU.

   James G. Garvey, Jr., a director, executive officer, and our founder, currently owns approximately 48% of our outstanding common stock. Mr. Garvey's stock ownership and management positions enable him to exert considerable influence over us, including in the election of directors and the approval of other actions submitted to our stockholders. In addition, without the consent of Mr. Garvey, we may be prevented from entering into transactions that could be viewed as beneficial to other stockholders, including a sale of Integrated Information Systems. This could prevent you from selling your stock to a potential acquiror at prices that exceed the market price of our stock.

OUR CHARTER DOCUMENTS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, WHICH COULD LIMIT YOUR ABILITY TO SELL YOUR STOCK TO AN ACQUIROR AT A PREMIUM PRICE OR COULD CAUSE OUR STOCK PRICE TO DECLINE.

   Our certificate of incorporation and by-laws may make it difficult for a third party to acquire control of us, even if a change in control would be beneficial to stockholders. Our certificate of incorporation authorizes our board of directors to issue up to 5,000,000 shares of "blank check" preferred stock. Without stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire our company.

   Our by-laws do not permit any person other than at least three members of our board of directors, our President, the Chairman of the Board, or holders of at least a majority of our stock to call special meetings of the stockholders. In addition, a stockholder's proposal for an annual meeting must be received within a specified period in order to be placed on the agenda. Because stockholders do not have the power to call meetings and are subject to timing requirements in submitting stockholder proposals for consideration at meetings, any third-party takeover or other matter that stockholders wish to vote on that is not supported by the board of directors could be subject to significant delays and difficulties.

   If a third party finds it more difficult to acquire us because of these provisions, you may not be able to sell your stock at a premium price that may have been offered by the acquiror, and the trading price of our stock may be lower than it otherwise would be if these provisions were not in effect.


PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   In January 2000 we issued an aggregate of 2,119,625 shares of Series C Convertible Preferred Stock at $9.53 per share in consideration of $19,411,000, net of issuance costs of $789,000.

   On March 16, 2000, the Securities and Exchange Commission declared IIS' Registration Statement on Form S-1 (File No. 333-94861) effective. On March 22, 2000, IIS closed its offering for 4,600,000 shares of Common Stock at a public offering price of $15.00 per share. On April 19, 2000, IIS closed an offering of an additional 690,000 shares pursuant to exercise of the underwriters' over-allotment option. Of these additional 690,000 shares, 345,000 were sold by IIS and 345,000 were sold by James G. Garvey, Jr., the founder, Chairman, CEO and President of IIS. The managing underwriters of the offering were FleetBoston Robertson Stephens Inc., U.S. Bancorp Piper Jaffray Inc., Robert W. Baird Co. Incorporated and Legg Mason Wood Walker, Incorporated. Net proceeds to IIS were $67,527,563 after deducting underwriting discounts and commissions of $5,192,250 and offering expenses of $1,455,187. IIS did not receive any of the proceeds from the sale of Mr. Garvey's shares. IIS paid the expenses incurred by Mr. Garvey in connection with the sale of his shares, other than underwriting discounts and commission of $362,250 attributable to Mr. Garvey's shares, which were paid by Mr. Garvey. No other expenses incurred in the offering were direct or indirect payments to directors or officers of IIS or their associates, or to persons owning 10% or more of IIS' Common Stock or other affiliates of IIS.

   We intend to utilize the offering proceeds for general corporate and working purposes, including funding capital improvements to existing facilities, acquisition of additional office space, continued development of the data center for our applications hosting operations and to increase our marketing efforts. To date none of the proceeds have been applied and all of the net proceeds are being maintained in a portfolio of investment grade corporate securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

   On January 6, 2000, IIS, a Delaware corporation, approved by unanimous written consent of its sole stockholder (which, at the time of such action, was IIS, the predecessor Arizona corporation), prior to the effective date of IIS-Arizona's reincorporation merger with and into IIS-Delaware, and in connection with IIS' reincorporation into Delaware from Arizona, the following actions:

-     approval of an amended and restated certificate of incorporation;

-     adoption of bylaws;

- approval of the merger of the predecessor Arizona corporation into a Delaware corporation pursuant to an agreement and plan of merger;

-     the election of the following individuals to the board of directors:

            James G. Garvey, Jr.
            David Wirthlin
            Alan Hald
            Daniel Foreman
            Stephen Lindstrom
            Daniel Roche
            Keith Walz

         On January 12, 2000, the holders of 12,418,545 shares, constituting 93% of the Company's then outstanding capital stock, approved by written consent (i) an amended and restated certificate of incorporation to, among other things, create and facilitate the issuance and sale of shares of Series C preferred stock; (ii) the adoption of IIS' 2000 Employee Stock Purchase Plan; and (iii) the adoption and approval of an amendment to IIS' 1997 Long-Term Incentive Plan to increase the number of authorized shares available for issuance thereunder to 4,500,000.

         On March 15, 2000, the holders of 12,628,409 shares, constituting 82% of the Company's then outstanding capital stock, approved by written consent (i) an amended and restated 2000 Employee Stock Purchase Plan and (ii) amended and restated Bylaws of the Company to be in effect immediately upon closing of the Company's initial public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a.)     Exhibits

         10.24 Lease between the Company and Water Garden Company L.L.C. dated March 10, 2000.

         10.25 Lease between the Company and Deerfield Holdings, L.P. dated March 12, 2000.

         27.      Financial Data Schedule.

(b.) Reports on Form 8-K: The Company filed a Current Report on Form 8-K on March 31, 2000 relating to the signing of definitive agreements for the sublease of certain facilities and equipment.



SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      INTEGRATED INFORMATION SYSTEMS, INC.
      Registrant

By:   DAVID A. WIRTHLIN
      -----------------
      David A. Wirthlin
      Chief Financial Officer
      Principal Accounting Officer



      Date:  May 15, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION OF EXHIBITS
-------              -----------------------
10.24                Lease between the Company and Water Garden Company L.L.C.
                     dated March 10, 2000.

10.25                Lease between the Company and Deerfield Holdings, L.P. dated
                     March 12, 2000.

27                   Financial Data Schedule