Form 10-Q
period 2000-06-30
INTEGRATED INFORMATION SYSTEMS INC
filed 2000-08-14
CIK 1059421

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                YES    X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, not including shares held in treasury:

          AS OF AUGUST 8, 2000, THERE WERE 20,467,620 SHARES OF COMMON
                      STOCK, $0.001 PAR VALUE, OUTSTANDING

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

  PART I.   FINANCIAL INFORMATION                                          PAGE
  -------   ---------------------                                          ----
  ITEM 1  FINANCIAL STATEMENTS

       Condensed Consolidated Balance Sheets as of June 30, 2000 and
       December 31, 1999                                                     3

       Condensed Consolidated Statements of Operations for Three and Six
       Months Ended June 30, 2000 and 1999                                   4

       Condensed Consolidated Statements of Cash Flows for Six
       Months Ended June 30, 2000 and 1999                                   5

       Notes to Condensed Consolidated Financial Statements                  6

  ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                8

  ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        10


  PART II.  OTHER INFORMATION

  ITEM  2      CHANGES IN SECURITIES AND USE OF PROCEEDS                    18

  ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K                             18

  SIGNATURES

  SIGNATURE PAGE                                                            18

PART I.    FINANCIAL INFORMATION
ITEM 1.

                      INTEGRATED INFORMATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,        DECEMBER 31,
                                                                2000             1999
                                                              ---------        ---------
  ASSETS                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents                                   $  65,651        $     863
  Accounts receivable, net of allowance of $2,000 and $713,       9,642            3,982
  respectively
  Income tax receivable                                             111              539
  Unbilled revenues on contracts                                    762              685
  Prepaid expenses and other current assets                       1,907              708
                                                              ---------        ---------
          Total current assets                                   78,073            6,777
Property and equipment, net                                      20,655            4,323
Other assets                                                      3,104            1,018
                                                              ---------        ---------
                                                              $ 101,832        $  12,118
                                                              =========        =========
LIABILITIES, CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS'  EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable and accrued expenses                       $   5,656        $   3,703
  Lines of credit                                                    --            1,015
  Current installments of long-term debt                             --              222
  Current installments of capital lease obligations               3,798              779
  Deferred revenues on contracts                                    260              396
                                                              ---------        ---------
          Total current liabilities                               9,714            6,115
Long-term debt, less current installments                            --              663
Capital lease obligations, less current installments              6,351            1,162
                                                              ---------        ---------
          Total liabilities                                      16,065            7,940
Series A Convertible Preferred Stock, $.001 par value,
  1,666,666 shares authorized, 1,666,666 shares issued
  and outstanding at December 31, 1999                               --            2,882
Series B Convertible Preferred Stock, $.001 par value,
  751,879 shares authorized, 751,879 shares issued
  and outstanding at December 31, 1999                               --            2,000
Stockholders' equity (deficiency):
  Common stock, $.001 par value, authorized 100,000,000
    shares, issued and outstanding 20,465,095 and
    10,913,025 shares at June 30, 2000
    and December 31, 1999, respectively                              20               11
  Additional paid-in capital                                     93,257            1,298
  Accumulated deficit                                            (7,497)          (2,013)
  Accumulated other comprehensive loss:
    Foreign currency translation                                    (13)              --
                                                              ---------        ---------
          Total stockholders' equity (deficiency)                85,767             (704)
                                                              ---------        ---------
                                                              $ 101,832        $  12,118
                                                              =========        =========

     See accompanying notes to condensed consolidated financial statements.

                      INTEGRATED INFORMATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                               JUNE 30,                  JUNE 30,
                                                                          2000          1999         2000          1999
                                                                        --------      --------     --------      --------
 Revenues
   Consulting ....................................................      $ 14,845      $  5,050     $ 25,199      $  8,303

   Application management .........................................          536            --          636            --
                                                                        --------      --------     --------      --------
     Gross revenues ...............................................       15,381         5,050       25,835         8,303
                                                                        --------      --------     --------      --------
 Cost of revenues
   Consulting .....................................................        7,397         2,250       12,770         3,898
   Application management .........................................        1,385            --        1,558            --
                                                                        --------      --------     --------      --------
     Total cost of revenues .......................................        8,782         2,250       14,328         3,898
                                                                        --------      --------     --------      --------
     Gross profit .................................................        6,599         2,800       11,507         4,405
 Operating expenses:
   Selling and marketing ..........................................        2,722           472        4,955           831
   General and administrative .....................................        7,912         1,414       13,013         2,322
                                                                        --------      --------     --------      --------
     Total operating expenses .....................................       10,634         1,886       17,968         3,153
                                                                        --------      --------     --------      --------
 Income (loss) from operations ....................................       (4,035)          914       (6,461)        1,252
 Interest expense (income), net ...................................         (818)           49         (977)          108
                                                                        --------      --------     --------      --------
 Earnings (loss) before income taxes ..............................       (3,217)          865       (5,484)        1,144
 Provision for income taxes .......................................           --           306           --           405
                                                                        --------      --------     --------      --------
   Net earnings (loss) before preferred dividends .................       (3,217)          559       (5,484)          739
 Cumulative dividends on preferred stock ..........................           --            64           --            64
                                                                        --------      --------     --------      --------
 Net earnings (loss) attributable to common stock holders .........     $ (3,217)     $    495     $ (5,484)     $    675
                                                                        ========      ========     ========      ========
 Earnings (loss) per common share:
   Basic:
     Earnings (loss) per common share .............................     $   (.16)     $    .05     $   (.30)     $    .06
                                                                        ========      ========     ========      ========
     Weighted average number of common shares outstanding .........       20,395        10,893       18,084        10,745
                                                                        ========      ========     ========      ========
   Diluted:
     Earnings (loss) per common share .............................     $   (.16)     $    .04     $   (.30)     $    .06
                                                                        ========      ========     ========      ========
     Weighted average number of common and common equivalent shares
      outstanding .................................................       20,395        12,605       18,084        11,742
                                                                        ========      ========     ========      ========


     See accompanying notes to condensed consolidated financial statements.

                      INTEGRATED INFORMATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30
                                                                   2000           1999
                                                                 --------      --------
                                                                      (UNAUDITED)
  Cash flows from operating activities:
    Net earnings (loss) ....................................     $ (5,484)     $    739
    Adjustments to reconcile net earnings (loss) to
       net cash used in operating activities:
       Depreciation and amortization .......................        2,337           244
       Increase in allowance for doubtful accounts .........        1,287           215
       Increase (decrease) in cash resulting from
       changes in:
         Accounts receivable ...............................       (6,947)       (2,508)
         Income tax receivable .............................          428           (51)
         Unbilled revenues on contracts ....................          (77)           93
         Prepaid expenses and other current assets .........       (1,199)         (278)
         Other assets ......................................       (2,086)          (12)
         Accounts payable and accrued expenses .............        1,953           730
         Deferred revenues on contracts ....................         (136)           87
                                                                 --------      --------
            Net cash used in operating activities ..........       (9,924)         (741)
                                                                 --------      --------
  Cash flows from investing activities:
    Purchase of property and equipment .....................       (9,458)         (387)
                                                                 --------      --------
            Net cash used in investing activities ..........       (9,458)         (387)
                                                                 --------      --------
  Cash flows from financing activities:
    Net repayments on lines of credit ......................       (1,015)       (1,000)
    Borrowings under long-term debt ........................           --            34
    Long-term debt repayments ..............................         (885)         (660)
    Repayment of capital lease obligations .................       (1,003)         (182)
    Issuance of Series A Convertible Preferred
      Stock, net of expenses ...............................           --         2,882

    Issuance of Series C Convertible Preferred
      Stock, net of expenses ...............................       19,411            --
    Issuance of common stock and exercise of stock options .          159           737

    Proceeds of initial public offering, net of expenses ...       67,516            --
                                                                 --------      --------

            Net cash provided by financing activities ......       84,183         1,811
                                                                 --------      --------
  Effect of exchange rate on cash ..........................          (13)           --
                                                                 --------      --------
  Increase in cash and cash equivalents ....................       64,788           683
  Cash and cash equivalents, at beginning of period ........          863           392
                                                                 --------      --------
    Cash and cash equivalents, at end of period ............     $ 65,651      $  1,075
                                                                 ========      ========

  Non-cash Investing and Financing Activities:

  Acquisition of property and equipment and
    assumption of capital lease obligations ................     $  9,211      $    483
                                                                 ========      ========

  Supplemental disclosure of cash flow information

  Cash paid for interest ...................................     $    435      $    120
                                                                 ========      ========

         See accompanying notes to condensed consolidated financial statements.

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by Integrated Information Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-94861). The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

3. Revenue Recognition

    Revenues for time-and-material contracts are recognized as the services are rendered. Revenues pursuant to fixed fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of labor hours incurred to total estimated labor hours). Revenues from maintenance or post-contract support agreements are recognized as earned over the terms of the agreements. Revenues from recurring services such as application management and hosting operations are recognized as services are provided each month. A one-time set up fee is typically charged for these services which is recognized when set-up is complete. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Unbilled revenues on contracts are comprised of earnings on certain contracts in excess of contractual billings on such contracts. Billings in excess of earnings are classified as deferred revenues on contracts.

4. Series C Preferred Stock Financing

    In January 2000, the Company received approximately $19.4 million, net of issuance costs of $789,000, from the sale of 2,119,625 shares of Series C Convertible Preferred Stock. The conversion price of the Series C Preferred Stock was $9.53 per share, the same as the purchase price per share for the shares of Series C Preferred Stock.

5. Initial Public Offering and Conversion of Preferred Stock

    On March 17, 2000, the Company issued 4,600,000 shares of its common stock, $.001 par value per share, for proceeds of $69 million less underwriting discounts and other expenses of $6.3 million. The Company intends to use the proceeds for working capital and other general corporate purposes. At the time of the initial public offering, the Series A, B, and C Preferred Stock issued by the Company converted to Common Stock. On April 19, 2000, the underwriters' exercised their over-allotment option and sold an additional 690,000 shares at the IPO price. Of these additional 690,000 shares, 345,000 were sold ($4.8 million in net proceeds) by IIS and 345,000 were sold by James G. Garvey, Jr., the founder, Chairman, CEO and President of IIS.

6. Other Events

   On March 28, 2000, the Company entered into a sublease for a portion of goracing.com Inc.'s 65,018 square foot facility in Tempe, Arizona, and assumed leases of equipment for an application hosting center previously operated as an in-house facility by goracing.com, Inc. and its parent company, Action Performance Companies, Inc., (collectively "goracing"). The Company will initially occupy approximately 32,500 square feet of the facility in order to provide immediate and enhanced hosting capabilities. The Company also entered into agreements for the purchase of approximately $2 million of computer equipment and the assumption of $6.1 million in leased equipment from goracing. In connection with the transaction, the Company will provide goracing with hosting services for goracing's web site and related applications. Payments for the facilities and capital equipment total approximately $18 million over 10 years.

7. Net Earning (Loss) Per Share

    The following table sets forth the computation shares used in computing basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

                                                            THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                            2000                1999            2000             1999
                                                          --------            ---------       --------         ---------
                                                                    (UNAUDITED)                     (UNAUDITED)
   Net earnings (loss).........................           $ (3,217)           $    559        $ (5,484)        $    739
   Preferred stock dividends...................                 --                 (64)             --              (64)
                                                          --------            ---------       --------         ---------
   Net earnings (loss) attributable to common
   stockholders................................             (3,217)                495          (5,484)             675
   Effective of dilutive securities:
      Preferred stock dividend.................                 --                  64              --               64
                                                          --------            ---------       --------         ---------
   Net earnings (loss) attributable to common
   stockholders after assumed conversion.......           $ (3,217)           $    559        $ (5,484)        $    739
                                                          =========           ========        =========        ========
   Weighted average outstanding common shares..             20,395              10,893          18,084           10,745

   Effect of dilutive securities:
      Stock options and warrants...............              1,667                 283           1,839              283
      Convertible preferred stock..............                 --               1,429              --              714
      Antidilutive effect of securities........             (1,667)                 --          (1,839)              --
                                                          ---------           --------        --------         --------
   Weighted average and common equivalent shares
   outstanding.................................             20,395              12,605          18,084           11,742
                                                          ========            ========        ========         ========
   Earnings (loss) per share:
      Basic....................................           $   (.16)           $    .05        $   (.30)        $    .06
                                                          =========           ========        ========         ========
      Diluted..................................           $   (.16)           $    .04        $   (.30)        $    .06
                                                          =========           ========        =========        ========

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We began operations in 1989 to assist clients in adopting new technologies. Initially focused on the microcomputer industry, we shifted our focus to client/server technologies in 1993, and then to Internet-related technologies beginning in 1997.

    Our revenues have increased rapidly in recent periods. To meet increasing requirements resulting from our revenue growth, and in anticipation of further growth, we have significantly expanded our infrastructure. We have hired senior executives, increased our sales and marketing efforts, established new regional offices, expanded our physical facilities including a data center which houses our application management and hosting services, and initiated efforts to increase our brand awareness.

    We derive our consulting revenues primarily from the delivery of professional services. We offer our services to clients under time and materials contracts or under fixed-price contracts. For time and material projects, we recognize revenues based on the number of hours worked by consultants at a rate per hour agreed upon with our clients. We recognize revenues from fixed-price contracts on a percentage-of-completion method based on project hours worked. The percentage of our revenues from fixed fee contracts was 11% in 1999, and 2% and 5% for the three and six month periods ended June 30, 2000, respectively. We provide and recognize our application management and hosting services at a minimum monthly fee and charge extra fees for services that exceed agreed upon parameters. In addition, we charge our application management and hosting clients a one-time set-up fee, which we recognize when set-up is complete.

    Our consulting cost of revenues consists primarily of employee compensation and benefits for project personnel. Application management cost of revenues consists primarily of compensation and benefits of application management personnel and depreciation of hosting facility property and equipment. Sales and marketing expenses consist primarily of compensation and benefits, and the costs of marketing programs. General and administrative expenses consist primarily of compensation and benefits for our executive management and our finance, administration, information technology, recruiting, and human resources personnel. General and administrative expenses also include research and development expense, depreciation, and operating expenses such as rent, insurance, telephones, office supplies, travel, outside professional services, training, and facilities costs. We expect all of our costs to increase as we add additional personnel, expand our sales and marketing efforts, open or expand new offices, increase our recruiting efforts, enhance our information systems, and incur additional costs related to the growth of our business and operations as a public company.

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

RESULTS OF OPERATIONS

REVENUES. Revenues in the second quarter of 2000 increased 205% to $15.4 million, from $5.1 million in the second quarter of 1999. For the first six months of 2000, revenues increased 211% to $25.8 million, from $8.3 million in the first six months of 1999. For the second quarter of 2000, compared to the second quarter of 1999, our 22% increase in average hourly rates accounted for approximately $3.4 million of the increase, new client engagements contributed approximately $5.7 million of the increase and additional revenues from American Express accounted for approximately $1.2 million of the increase. For the first six months of 2000, compared to the first six months of 1999, our 20% increase in average hourly rates accounted for approximately $5.2 million of the increase, new client engagements contributed approximately $9.6 million of the increase and additional revenues from American Express accounted for approximately $2.7 million of the increase.

COST OF REVENUES. Cost of revenues in the second quarter of 2000 increased 290% to $8.8 million, from $2.3 million in the second quarter of 1999. For the first six months of 2000, cost of revenues increased 268% to $14.3 million, from $3.9 million for the same period of 1999. The increase was due primarily to an increase in project personnel from 153 at June 30, 1999, to 405 at June 30, 2000. The increase was also due to the application management cost of revenues, including the cost of personnel and depreciation, which was a new service for IIS in 2000. As a percentage of revenues, cost of revenues in the second quarter increased from 45% in 1999 to 57% in 2000, and cost of revenues in the first six months increased from 47% in 1999 to 55% in 2000. This increase as a percentage of revenues was due primarily to the addition of application management cost of revenues in 2000.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses in the second quarter of 2000 increased 477% to $2.7 million, from $472,000 in the second quarter of 1999. For the first six months of 2000, selling and marketing expenses increased 496% to $5.0 million, from $831,000 in the same period of 1999. For the second quarter of 2000, compared to the second quarter of 1999, approximately $1.4 million of the increase was due to additional sales and marketing personnel and approximately $800,000 of the increase was due to additional advertising and promotional expenses. For the first six months of 2000, compared to the first six months of 1999, approximately $2.8 million of the increase was due to additional sales and marketing personnel and approximately $1.4 million of the increase was due to additional advertising and promotional expenses. As a percentage of revenues, selling and marketing expenses in the second quarter increased from 9% in 1999 to 18% in 2000; and in the first six months increased from 10% in 1999 to 19% in 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the second quarter of 2000 increased 460% to $7.9 million, from $1.4 million in the second quarter of 1999. For the first six months of 2000, general and administrative expenses increased 460% to $13.0 million, from $2.3 million in the same period of 1999. Of the increase for the second quarter of 2000, compared to the second quarter of 1999, approximately $700,000 was due to compensation paid to additional administrative personnel, approximately $800,000 was due to additional rent expense, approximately $800,000 was due to additional depreciation expense, approximately $900,000 was due to additional bad debt expense, and the balance related to increases in other expenses such as recruiting, training, insurance, telephone, travel, legal and accounting. Of the increase for the first six months of 2000, compared to the first six months of 1999, approximately $1.2 million was due to compensation paid to additional administrative personnel, approximately $1.2 million was due to additional rent expense, approximately $1.2 million was due to additional depreciation expense, approximately $1.1 million was due to additional bad debt expense, and the balance related to increases in other expenses such as recruiting, training, insurance, telephone, travel, legal and accounting. As a percentage of revenues, general and administrative expenses in the second quarter increased from 28% in 1999 to 51% in 2000; and for the first six months, general and administrative expenses increased from 28% in 1999 to 50% in 2000.

INTEREST INCOME, NET. Interest income, net of interest expenses, in the second quarter of 2000 increased to $818,000 compared to net interest expense of $49,000 in the second quarter of 1999. For the first six months of 2000, net interest income increased to $977,000 compared to net interest expense of $108,000 in the same period of 1999. The increase in 2000 was due primarily to interest income earned on the invested portion of proceeds from both our preferred stock financing in January 2000 and our initial public offering in March and April 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have funded our operations and investments in property and equipment through cash generated from operations, capital lease financing arrangements, bank borrowings, and equity financings.

    As of June 30, 2000, cash and cash equivalents totaled $65.7 million and we had $68.4 million in working capital. In January 2000, we raised $19.4 million, after expenses, through a private placement of Series C preferred stock to institutional and other accredited investors. In March and April 2000, we raised $67.5 million (net of underwriting discounts and other offering expenses) through our initial public offering of 4,945,000 shares of our common stock.

    For the six months ended June 30, 1999 and 2000, net cash used in operating activities was $741,000 and $9.9 million, respectively. Cash used in operating activities in each of these periods was the result of increases in accounts receivable and unbilled revenues on contracts due to increases in sales for the period, partially offset by increases in accounts payable and accrued expenses related to our growth. Cash used in operating activities was also the result of net losses, adjusted for non-cash items, primarily related to depreciation and amortization.

    For the six months ended June 30, 1999 and 2000, cash used in investing activities was $387,000 and $9.5 million, respectively. Cash used in investing activities in each period consisted primarily of purchases of furniture and equipment to support growth in our infrastructure. We are continuing the process of expanding our data center in which we provide application hosting, in addition to our geographic expansion. We anticipate total capital expenditures of approximately $25 million in 2000 to accommodate our planned growth.

    Net cash provided by financing activities in the six months ended June 30, 1999 and 2000 was $1.8 million and $84.2 million, respectively. In the first six months of 2000, cash provided by financing activities was from the sale of our preferred stock in a private placement and our common stock in our initial public offering. In 1999, cash provided by financing activities was from the sale of our common stock and borrowings under our credit facility.

    Non-cash investing and financing activities for the six months ended June 30, 1999 and 2000 consisted of $483,000 and $9.2 million, respectively.

    As of June 30, 2000, we had a $2.0 million line of credit and a master lease agreement to finance up to $3.2 million of computer equipment, both with Imperial Bank. These facilities are secured by substantially all of our assets. The line of credit bears interest at a rate of prime plus 1% (10.5% at June 30, 2000). The master lease agreement has an implied interest rate of approximately 10.5%. As of June 30, 2000, there were no borrowings outstanding under the line of credit and $3.2 million was outstanding under the master lease agreement. The line of credit requires compliance with certain financial and other covenants. The line of credit is subject to renewal on August 30, 2000, and the master lease agreement expires on various dates through June 2002. As of June 30, 2000 the line of credit was supporting letters of credit totaling $519,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    To date, we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in 2000. We invest our cash in money market funds and investment grade corporate securities, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial. Our line of credit is at a variable interest rate and is subject to market risk in the form of interest rate fluctuations.

All of our revenues are realized currently in U.S. dollars and are from customers primarily in the United States. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

           FACTORS THAT MAY AFFECT FUTURE RESULTS AND OUR STOCK PRICE

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Forward-looking statements give our current expectations or forecasts of future events. Words such as "expect," "may," "anticipate," "intend," "would," "will," "plan," "believe," "estimate," "should," and similar expressions identify forward-looking statements. Forward-looking statements in this Form 10-Q include express or implied statements concerning our future revenues, expenditures, capital or other funding requirements, the adequacy of our current cash and working capital balances to fund our present and planned operations and financing needs, expansion of and demand for our service offerings, and the growth of our business and operations, as well as future economic and other conditions both generally and in our specific geographic and product and services markets. These statements are based on our estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

    We caution that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of us in filings with the Securities and Exchange Commission, press releases, communications with investors, and oral statements. Any of these factors, among others, could also negatively impact our operating results and financial condition and cause the trading price of our common stock to decline or fluctuate significantly. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

WE HAVE EXPERIENCED RECENT OPERATING LOSSES AND MAY INCUR OPERATING LOSSES IN FUTURE PERIODS, WHICH COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

    We had a net loss of approximately $1.4 million for the year ended December 31, 1999, a net loss of approximately $3.2 million for the three months ended June 30, 2000, and a net loss of approximately $5.5 million for the six months ended June 30, 2000. We expect to continue to incur losses in 2000 and 2001. If we do not achieve continued revenue growth, we could experience operating losses greater than already anticipated or for periods after 2001. These losses or any fluctuation in our operating results could cause the market value of our common stock to decline.

WE RELY ON A SMALL NUMBER OF CLIENTS FOR MOST OF OUR REVENUES AND OUR REVENUES WILL DECLINE SIGNIFICANTLY IF WE CANNOT RETAIN OR REPLACE, OR IF WE EXPERIENCE COLLECTION PROBLEMS FROM, THESE CLIENTS.

    We derive, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. In 1999, our three largest clients accounted for approximately 50% of our revenues, and in the first six months of 2000, our three largest clients accounted for approximately 37% of our revenues. One of our current clients, American Express, which first engaged us in the fourth quarter of 1998, accounted for 35% of our revenues during 1999, 18% of our revenues for the three months ended June 30, 2000 and 20% of our revenues for the six months ended June 30, 2000.

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

OUR STOCK PRICE TO FLUCTUATE OR DECLINE.

    Our revenues and results of operations have fluctuated significantly in the past and could fluctuate significantly in the future. In 1999, our quarterly net earnings ranged from a loss of $2.6 million in the fourth quarter to earnings of $559,000 in the second quarter. We incurred net losses of $2.3 million and $3.2 million in the first and second quarters of 2000, respectively. You should not rely on period-to-period comparisons of operations as an indication of future performance.

    Our results may fluctuate due to the factors described in this Form 10-Q, as well as:

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

    Our market and the enabling technologies used by our clients are characterized by rapid, frequent, and significant technological changes. If we fail to respond in a timely or cost-effective way to these technological developments, we may not be able to meet the demands of our clients, which would affect our ability to generate revenues and achieve profitability. We have derived, and expect to continue to derive, a large portion of our revenues from creating e-business or e-commerce systems and solutions that are based upon today's leading and developing technologies and which are capable of adapting to future technologies. Our historical results of operations may not reflect our new service offerings and may not give you an accurate indication of our ability to adapt to these future technologies.

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

    Although we provide consulting services primarily on a time and materials compensation basis, approximately 11% of our consulting revenue was derived from fixed-price, fixed-time engagements in 1999, and approximately 5% of revenues were derived from fixed-price, fixed-time engagements in the six months ended June 30, 2000. Our failure to accurately estimate the resources required for a fixed-price, fixed-time engagement or our failure to complete our contractual obligations in a manner consistent with our projections or contractual commitments could harm our overall profitability and our business. From time to time, we have been required to commit unanticipated additional resources to complete some fixed-price, fixed-time engagements, resulting in losses on these engagements. We believe that we may experience similar situations in the future. In addition, we may negotiate a fixed price for some projects before the design specifications are finalized, resulting in a fixed price that is too low and causing a decline in our operating results.

OUR LACK OF LONG-TERM CONTRACTS WITH CLIENTS AND OUR CLIENTS' ABILITY TO TERMINATE CONTRACTS WITH LITTLE OR NO NOTICE REDUCES THE PREDICTABILITY OF OUR REVENUES AND INCREASES THE POTENTIAL VOLATILITY OF OUR STOCK PRICE.

    Our clients generally retain us on an engagement-by-engagement basis, rather than under long-term contracts. In addition, our current clients can generally reduce the scope of or cancel their use of our services without penalty and with little or no notice. As a result, our revenues are difficult to predict. Because we incur costs based on our expectations of future revenues, our failure to predict our revenues accurately may cause our expenses to exceed our revenues, which could cause us to incur increased operating losses. Although we try to design and build complete e-business systems for our clients, we are sometimes retained to design and build discrete segments of the overall e-business system on an engagement-by-engagement basis. Since the projects of our large clients can involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that the client will cancel or delay additional planned projects. These cancellations or delays could result from factors related or unrelated to our work product or the progress of the project, icluding changing client objectives or strategies, as well as general business or financial considerations of the client. If a client defers, modifies, or cancels an engagement or chooses not to retain us for additional phases of a project, we must be able to rapidly re-deploy our employees to other engagements in order to minimize underutilization of employees and the resulting harm to our operating results. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. If we are unable to efficiently re-deploy our consultants, our operating results would be harmed.

WE MAY NOT BE SUCCESSFUL IN RETAINING OUR CURRENT TECHNOLOGY ALLIANCES OR ENTERING INTO NEW ALLIANCES, WHICH COULD HAMPER OUR ABILITY TO MARKET OR DELIVER SOLUTIONS NEEDED OR DESIRED BY OUR CLIENTS AND LIMIT OUR ABILITY TO INCREASE OR SUSTAIN OUR REVENUES AND ACHIEVE OR MAINTAIN PROFITABILITY.

    We have vendor alliances with over 75 companies. We have written agreements with about one-third of these companies. All of our other relationships rely on oral arrangements. Although these relationships generally entail only the supply of technologies or solutions used in our clients' solutions, we also rely on these relationships for client referral and marketing opportunities, access to advanced technology and training as well as other important benefits. These relationships are non-exclusive and the vendors are free to enter into similar or more favorable relationships with our competitors. Whether written or oral, many of the agreements underlying our relationships are general in nature, do not legally bind the parties to transact business with each other or to provide specific client referrals, cross-marketing opportunities, or other intended benefits to each other, have indefinite terms, and may be ended at the will of either party. We may not be able to maintain our existing strategic relationships and may fail to enter into new relationships. If we are unable to maintain these relationships, the benefits that we derive from these relationships, including the receipt of important sales leads, cross-marketing opportunities, access to emerging technology training and certifications, and other benefits, may be lost. Consequently, we may not be able to offer desired solutions to clients, which would result in a loss of revenues and our inability to effectively compete for clients seeking emerging or leading technologies offered by these vendors.

IF WE ARE UNABLE TO SUCCESSFULLY OPEN AND OPERATE NEW REGIONAL OFFICES, WE MAY INCUR INCREASED OPERATING EXPENSES WITHOUT CORRESPONDING INCREASED REVENUES, WHICH MAY LIMIT OUR

ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY AND CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

    A key component of our business strategy is to open regional offices in new geographic locations. Over the last year we opened new offices in Atlanta, Boston, Denver, Las Vegas and Los Angeles, and established a solutions development center in India We may be unable to select appropriate locations for additional regional offices, to open them efficiently, or to manage them profitably. In addition, we may not be able to operate our new offices profitably or successfully expand these new offices. If we do not implement this strategy successfully, we may incur increased operating expenses without increased revenues, which would harm our operating results and our stock price.

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

    The timing of our revenues is difficult to predict because of the length and variance of the time required to complete a sale. Our sales cycle typically ranges in length from three months to six months and is sometimes longer. Prior to retaining us for a project, our clients often undertake an extensive review of their systems, needs, and budgets and may require approval at various levels within their organization. The length or unpredictability of our sales cycle could cause our revenues or profitability to be below the expectations of analysts or investors and our stock price to fluctuate significantly.

IF BUSINESSES DO NOT ADOPT AND ACCEPT APPLICATION HOSTING SERVICES, WE MAY BE UNABLE TO RECOVER OUR INVESTMENT IN PROVIDING THESE SERVICES, REDUCING OUR PROFITABILITY AND THE PRICE OF OUR COMMON STOCK.

    Our ability to increase revenues and profitability depends in part on the adoption and acceptance of third-party application hosting services by our clients. We have only recently begun to offer third-party application hosting services. We have expended, and expect to continue to expend, significant resources to increase our data center capacity to accommodate our hosting services, as evidenced by our recent agreements with goracing.com. If we do not generate sufficient revenues from these services, our operating results and stock price could be negatively affected.

SOME OF OUR CLIENTS ARE EMERGING COMPANIES THAT HAVE LITTLE OR NO OPERATING HISTORY AND MAY LACK THE RESOURCES TO PAY OUR FEES, WHICH COULD CAUSE US TO INCUR LOSSES ON THESE ACCOUNTS.

    We derive a significant portion of our revenues from small emerging companies, particularly start-up e-venture companies that have limited operating histories and resources to pay our fees. Although we have not incurred higher than normal write-offs, we have recently increased our allowance for doubtful accounts receivable due to changing market conditions affecting capital availability to such clients. In addition, we provide services to select start-up companies in exchange for equity in those clients. These companies often have little or no earnings or cash flow and their business is generally at greater risk of failing than more established, traditional businesses. As a result, these clients may be unable to pay for our services in a timely manner, or at all. This would reduce our cash flow, making it difficult to carry on our business without additional funds, and could lead to the inefficient allocation of our professional and other resources. In addition, if the investments we make in these companies decline in value, we may be required to recognize losses on our investments.

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

    -   support capital expenditures;

    -   take advantage of acquisition or expansion opportunities;

    -   develop new services;

    -   address working capital needs; or

    -   address unanticipated contingencies.

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

    Our recent growth at times has strained our managerial and operational resources by diverting management attention from client project implementation to personnel recruitment, training, and infrastructure development. We may not be able to manage our planned growth effectively. To manage future growth, we must continue to improve our operating and financial systems, procedures, and controls, and to expand, train, retain, and manage our employee base. If our systems, procedures, and controls are inadequate to support our operations, we would not be able to attract new clients or employees and our planned expansion could be impaired.

OUR REVENUES MAY DECLINE AND WE MAY NOT ACHIEVE PROFITABILITY IF GROWTH IN THE USE OF THE INTERNET DECLINES.

    Our business is dependent upon continued growth in the use of the Internet by our clients, prospective clients and their customers, suppliers, and other business constituents. If use of the Internet does not increase and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and, as a result, our revenues would decline and we may be unable to achieve (or, once achieved, maintain) profitability. The market for e-business solutions is relatively new and is undergoing significant and rapid development. The acceptance and growth of e-business solutions will be limited if the Internet does not prove to be a viable commercial market. Factors that may affect Internet usage or e-commerce adoption include:

    -   actual or perceived lack of security of information;

    -   lack of access and ease of use;

    - congestion of Internet traffic and the availability and cost of newer, high-speed telecommunications lines and equipment;

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

THE HOLDINGS OF MR. GARVEY MAY LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER MATTERS SUBJECT TO A STOCKHOLDER VOTE, INCLUDING A SALE OF OUR COMPANY ON TERMS THAT MAY BE ATTRACTIVE TO YOU.

    James G. Garvey, Jr., a director, executive officer, and our founder, currently owns approximately 47% of our outstanding common stock. Mr. Garvey's stock ownership and management positions enable him to exert considerable influence over us, including in the election of directors and the approval of other actions submitted to our stockholders. In addition, without the consent of Mr. Garvey, we may be prevented from entering into transactions that could be viewed as beneficial to other stockholders, including a sale of Integrated Information Systems. This could prevent you from selling your stock to a potential acquirer at prices that exceed the market price of our stock, or could cause the market price of our common stock to decline.

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

    If a third party finds it more difficult to acquire us because of these provisions, you may not be able to sell your stock at a premium price that may have been offered by the acquirer, and the trading price of our stock may be lower than it otherwise would be if these provisions were not in effect.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On March 16, 2000, the Securities and Exchange Commission declared IIS' Registration Statement on Form S-1 (File No. 333-94861) for our initial public offering effective. On March 22, 2000, IIS closed its offering for 4,600,000 shares of Common Stock at a public offering price of $15.00 per share. On April 19, 2000, IIS closed an offering of an additional 690,000 shares pursuant to exercise of the underwriters' over-allotment option, 345,000 of which shares were sold by IIS, and 345,000 were sold by James G. Garvey, Jr., the founder, Chairman, CEO, and President of IIS.

    Through June 30, 2000, approximately $5.0 million of the proceeds to IIS of the offering have been applied to working capital and to capital improvements to the Company's facilities. The remaining net proceeds are being maintained in a portfolio of money market funds and investment grade securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits

    3.3 Restated Certificate of Incorporation currently in effect.

    10.26 Lease between the Company and MONY/BDP I, L.L.C., dated May 26, 2000.

    10.27 Lease between the Company and PAC Court Associates, L.P., dated May 16, 2000.

    27. Financial Data Schedule.

(b.)  Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the second quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         INTEGRATED INFORMATION SYSTEMS, INC.

By: /s/ DAVID A. WIRTHLIN
    -------------------------------
    David A. Wirthlin
    Chief Financial Officer
    Principal Accounting Officer


    Date:  August 14, 2000

                                  EXHIBIT INDEX

             EXHIBIT
             NUMBER        DESCRIPTION OF EXHIBITS
             ------        -----------------------
             3.3           Amended and Restated Certificate of Incorporation
                           currently in effect.


             10.26         Lease between the Company and MONY/BDP I, L.L.C.
                           dated May 26, 2000.

             10.27         Lease between the Company and PAC Court Associates,
                           L.P. dated May 16, 2000.

             27            Financial Data Schedule