Form 10-Q
period 2000-09-30
INTEGRATED INFORMATION SYSTEMS INC
filed 2000-11-14
CIK 1059421

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                  or

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

                              YES  X   NO
                                 -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, not including shares held in treasury:

         AS OF NOVEMBER 6, 2000, THERE WERE 20,568,208 SHARES OF COMMON
                      STOCK, $0.001 PAR VALUE, OUTSTANDING

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                                      INDEX


PART I.   FINANCIAL INFORMATION                                                       PAGE
-------   ---------------------                                                       ----
  ITEM 1  FINANCIAL STATEMENTS

       Condensed Consolidated Balance Sheets as of September 30, 2000 and
       December 31, 1999                                                                3

       Condensed Consolidated Statements of Operations for Three and Nine
       Months Ended September 30, 2000 and 1999                                         4

       Condensed Consolidated Statements of Cash Flows for Nine
       Months Ended September 30, 2000 and 1999                                         5

       Notes to Condensed Consolidated Financial Statements                             6

  ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                           7

  ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                   10


  PART II.  OTHER INFORMATION

  ITEM  2      CHANGES IN SECURITIES AND USE OF PROCEEDS                               17

  ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K                                        18

  SIGNATURES

PART I.    FINANCIAL INFORMATION
ITEM 1.

                      INTEGRATED INFORMATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           SEPTEMBER 30,               DECEMBER 31,
                                                                               2000                        1999
                                                                               ----                        ----
            ASSETS                                                         (UNAUDITED)
          Current assets:
            Cash and cash equivalents                                       $  53,287                    $   863
            Accounts receivable, net of allowance of $3,933 and                13,688                      3,982
              $713, respectively
            Income tax receivable                                                  --                        539
            Unbilled revenues on contracts                                        797                        685
            Prepaid expenses and other current assets                           1,549                        708
                                                                            ---------                    -------
                    Total current assets                                       69,321                      6,777
          Property and equipment, net                                          24,850                      4,323
          Other assets                                                          4,718                      1,018
                                                                            ---------                    -------
                                                                            $  98,889                    $12,118
                                                                            =========                    =======
          LIABILITIES, CONVERTIBLE PREFERRED
          STOCK AND STOCKHOLDERS'  EQUITY (DEFICIENCY)

          Current liabilities:
            Accounts payable and accrued expenses                           $   6,523                    $ 3,703
            Lines of credit                                                        --                      1,015
            Current installments of long-term debt                                 --                        222
            Current installments of capital lease obligations                   4,013                        779
            Deferred revenues on contracts                                        304                        396
                                                                            ---------                    -------
                    Total current liabilities                                  10,840                      6,115
          Long-term debt, less current installments                                --                        663
          Capital lease obligations, less current installments                  5,736                      1,162
                                                                            ---------                    -------
                    Total liabilities                                          16,576                      7,940
          Series A Convertible Preferred Stock, $.001 par value,
            1,666,666 shares authorized, 1,666,666 shares issued
            and outstanding at December 31, 1999                                   --                      2,882
          Series B Convertible Preferred Stock, $.001 par value,
            751,879 shares authorized, 751,879 shares issued
            and outstanding at December 31, 1999                                   --                      2,000
          Stockholders' equity (deficiency):
            Common stock, $.001 par value, authorized 100,000,000
            shares, issued and outstanding 20,547,108 and 10,913,025
            shares at September 30, 2000 and December 31, 1999,
            respectively                                                           21                         11
          Additional paid-in capital                                           93,506                      1,298
          Accumulated deficit                                                 (11,184)                    (2,013)
          Accumulated other comprehensive loss:
            Foreign currency translation                                          (30)                        --
                                                                            ---------                    -------
                    Total stockholders' equity (deficiency)                    82,313                       (704)
                                                                            ---------                    -------
                                                                            $  98,889                    $12,118
                                                                            =========                    =======

     See accompanying notes to condensed consolidated financial statements.

                      INTEGRATED INFORMATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                                          2000            1999             2000            1999
                                                                          ----            ----             ----            ----
 Revenues
   Consulting..................................................          $16,519         $ 6,395          $41,718         $14,698
   Application management......................................              817              --            1,453              --
                                                                         -------         -------          -------         -------
     Gross revenues............................................           17,336           6,395           43,171          14,698
                                                                         -------         -------          -------         -------
 Cost of revenues
   Consulting..................................................            8,462           3,349           21,232           7,247
   Application management......................................            1,900              --            3,427              --
                                                                         -------         -------          -------         -------
     Total cost of revenues....................................           10,362           3,349           24,659           7,247
                                                                         -------         -------          -------         -------
     Gross profit..............................................            6,974           3,046           18,512           7,451
 Operating expenses:
   Selling and marketing.......................................            1,828             586            6,783           1,417
   General and administrative..................................            9,571           2,345           22,615           4,667
                                                                         -------         -------          -------         -------
     Total operating expenses..................................           11,399           2,931           29,398           6,084
                                                                         -------         -------          -------         -------
 Income (loss) from operations.................................           (4,425)            115          (10,886)          1,367
 Interest expense (income), net................................             (738)             64           (1,715)            172
                                                                         -------         -------          -------         -------
 Earnings (loss) before income taxes...........................           (3,687)             51           (9,171)          1,195
 Provision for income taxes....................................               --              18               --             423
                                                                         -------         -------          -------         -------
   Net earnings (loss) before preferred dividends..............           (3,687)             33           (9,171)            772
 Cumulative dividends on preferred stock.......................               --              77               --             141
                                                                         -------         -------          -------         -------
 Net earnings (loss) attributable to common stockholders.......          $(3,687)        $   (44)         $(9,171)        $   631
                                                                         =======         ========         =======         =======
 Earnings (loss) per common share:
   Basic:
     Earnings (loss) per common share..........................          $  (.18)        $   .00          $  (.49)        $   .06
                                                                         =======         =======          =======         =======
     Weighted average number of common shares outstanding......           20,474          10,911           18,881          10,801
                                                                         =======         =======          =======         =======
   Diluted:
     Earnings (loss) per common share..........................          $  (.18)        $   .00          $  (.49)        $   .06
                                                                         =======         =======          =======         =======
     Weighted average number of common and common equivalent
shares       outstanding......................................            20,474          13,460           18,881          12,346
                                                                         =======         =======          =======         =======

     See accompanying notes to condensed consolidated financial statements.

                      INTEGRATED INFORMATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                      2000            1999
                                                                      ----            ----
                                                                           (UNAUDITED)
Cash flows from operating activities:
  Net earnings (loss) .....................................        $ (9,171)        $    772
  Adjustments to reconcile net earnings (loss) to
     net cash used in operating activities:
     Depreciation and amortization ........................           4,549              456
     Provision for doubtful accounts ......................           3,220              279
     Deferred tax liability ...............................              --               68
     Increase (decrease) in cash resulting from changes in:
       Accounts receivable ................................         (12,926)          (3,202)
       Income tax receivable ..............................             539             (184)
       Unbilled revenues on contracts .....................            (112)            (319)
       Prepaid expenses and other current assets ..........            (841)            (368)
       Other assets .......................................          (3,700)             (55)
       Accounts payable and accrued expenses ..............           2,820              614
       Deferred revenues on contracts .....................             (92)             249
                                                                   --------         --------
          Net cash used in operating activities ...........         (15,714)          (1,690)
                                                                   --------         --------
Cash flows from investing activities:
  Purchase of property and equipment ......................         (15,328)            (971)
                                                                   --------         --------
          Net cash used in investing activities ...........         (15,328)            (971)
                                                                   --------         --------
Cash flows from financing activities:
  Net repayments on lines of credit .......................          (1,015)            (400)
  Long-term debt repayments ...............................            (885)            (263)
  Repayment of capital lease obligations ..................          (1,940)            (290)
  Issuance of Series A Convertible Preferred
    Stock, net of expenses ................................              --            2,882
  Issuance of Series C Convertible Preferred
    Stock, net of expenses ................................          19,411               --
  Issuance of common stock and exercise of stock options ..             409              737
  Proceeds of initial public offering, net of
    expenses ..............................................          67,516               --
                                                                   --------         --------
          Net cash provided by financing activities .......          83,496            2,668
                                                                   --------         --------
Effect of exchange rate on cash ...........................             (30)              --
                                                                   --------         --------
Increase in cash and cash equivalents .....................          52,424                7
Cash and cash equivalents, at beginning of period .........             863              392
                                                                   --------         --------
  Cash and cash equivalents, at end of period .............        $ 53,287         $    399
                                                                   ========         ========
Non-cash Investing and Financing Activities:
Acquisition of property and equipment and
  Assumption of capital lease obligations .................        $  9,748         $  1,066
                                                                   ========         ========
Supplemental disclosure of cash flow information
Cash paid for interest ....................................        $    675         $    188
                                                                   ========         ========

     See accompanying notes to condensed consolidated financial statements.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by Integrated Information Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-94861). The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

3. Revenue Recognition

    Revenues for time-and-material contracts are recognized as the services are rendered. Revenues pursuant to fixed fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of labor hours incurred to total estimated labor hours). Revenues from maintenance or post-contract support agreements are recognized as earned over the terms of the agreements. Revenues from recurring services such as application management and hosting operations are recognized as services are provided each month. A one-time set up fee is typically charged for these services, which is recognized when set-up is complete. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Unbilled revenues on contracts are comprised of earnings on certain contracts in excess of contractual billings on such contracts. Billings in excess of earnings are classified as deferred revenues on contracts.

4. Series C Preferred Stock Financing

    In January 2000, the Company received approximately $19.4 million, net of issuance costs of $789,000, from the sale of 2,119,625 shares of Series C Convertible Preferred Stock, which were converted into a like number of common shares upon completion of our initial public offering. The conversion price of the Series C Preferred Stock was $9.53 per share, the same as the purchase price per share for the shares of Series C Preferred Stock.

5. Initial Public Offering and Conversion of Preferred Stock

    On March 17, 2000, the Company issued 4,600,000 shares of its common stock, $.001 par value per share, for proceeds of $69 million less underwriting discounts and other expenses of $6.3 million. The Company intends to use the proceeds for working capital and other general corporate purposes. At the time of the initial public offering, the Series A, B, and C Preferred Stock issued by the Company converted to Common Stock. On April 19, 2000, the underwriters' exercised their over-allotment option and sold an additional 690,000 shares at the same public offering price in the IPO. Of these additional 690,000 shares, 345,000 were sold ($4.8 million in net proceeds) by IIS and 345,000 were sold by James G. Garvey, Jr., the founder, Chairman, CEO and President of IIS.

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

7. Net Earning (Loss) Per Share

    The following table sets forth the computation shares used in computing basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

                                                      THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                         2000                1999                 2000                1999
                                                         ----                ----                 ----                ----
                                                                (UNAUDITED)                              (UNAUDITED)
    Net earnings (loss).......................          $(3,687)            $    33              $(9,171)            $   772
    Preferred stock dividends.................               --                 (77)                  --                (141)
                                                        -------             -------              -------             -------
    Net earnings (loss) attributable to common
    Stockholders..............................           (3,687)                (44)              (9,171)                631
    Effective of dilutive securities:
       Preferred stock dividend...............               --                  77                   --                 141
                                                        -------             -------              -------             -------
    Net earnings (loss) attributable to common
    stockholders after assumed conversion.....          $(3,687)            $    33              $(9,171)            $   772
                                                        =======             =======              =======             =======

    Weighted average outstanding common shares           20,474              10,911               18,881              10,801
    Effect of dilutive securities:
       Stock options and warrants.............            1,461                 882                1,713                 507
       Convertible preferred stock............               --               1,667                   --               1,038
       Antidilutive effect of securities......           (1,461)                 --               (1,713)                 --
                                                        -------             -------              -------             -------
    Weighted average and common equivalent
    shares Outstanding........................           20,474              13,460               18,881              12,346
                                                        =======             =======              =======             =======

    Earnings (loss) per share:
       Basic..................................          $  (.18)            $   .00              $  (.49)            $   .06
                                                        =======             =======              =======             =======
       Diluted................................          $  (.18)            $   .00              $  (.49)            $   .06
                                                        =======             =======              =======             =======

8. Subsequent Event

    In November 2000, one of our clients notified us that it intends to discontinue a project with us and to challenge a portion of its balance of approximately $3.2 million currently owed to us. This client accounted for approximately eight percent of our revenue for the three and nine months ended September 30, 2000. Our expected revenues and results of operations could be negatively impacted in the fourth quarter and beyond by the loss of this project. We intend to either resolve the matter with our client or vigorously pursue collection of the amounts owed to us by this client.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

    We began operations in 1989 to assist clients in adopting new technologies. Initially focused on the microcomputer industry, we shifted our focus to client/server technologies in 1993, and then to Internet-related technologies beginning in 1997.

    Our revenues have increased rapidly in recent periods. To meet increasing requirements resulting from our revenue growth, and in anticipation of further growth, we have significantly expanded our infrastructure. We have hired senior executives, established new regional offices and expanded our physical facilities. We have also invested in a data center which supports our new application management and hosting service line. We are currently marketing this new service.

    We derive our consulting revenues primarily from the delivery of professional services. We offer our services to clients under time and materials contracts or under fixed-price contracts. For time and material projects, we recognize revenues based on the number of hours worked by consultants at a rate per hour agreed upon with our clients. We recognize revenues from fixed-price contracts on a percentage-of-completion method based on project hours worked. The percentage of our revenues from fixed fee contracts was 11% in 1999, and 5% for the three and nine month periods ended September 30, 2000, respectively. We provide our application management and hosting services at a minimum monthly fee and charge extra fees for services that exceed agreed upon parameters. Revenues from these services are recognized as services are provided. In addition, we charge our application management and hosting clients a one-time set-up fee, which we recognize when set-up is complete.

    Our consulting cost of revenues consists primarily of employee compensation and benefits for project personnel. Application management cost of revenues consists primarily of compensation and benefits of application management personnel and depreciation of hosting facility property and equipment. Sales and marketing expenses consist primarily of compensation and benefits, and the costs of marketing programs. General and administrative expenses consist primarily of compensation and benefits for our executive management and our finance, administration, information technology, recruiting, and human resources personnel. General and administrative expenses also include research and development expense, depreciation, and operating expenses such as rent, insurance, telephones, office supplies, travel, outside professional services, training, and facilities costs. We expect all of our costs to increase as we add additional personnel, expand our sales and marketing efforts, open or expand new offices, increase our recruiting efforts, enhance our information systems, and incur additional costs related to the growth of our business and operations.

    We have historically derived and believe that we will continue to derive a significant portion of our revenues from a limited number of clients who may change from year to year. Any cancellation, deferral, or significant reduction in work performed for our principal clients could harm our business and cause our operating results to fluctuate significantly from period to period. In addition, we plan to continue to expand our operations by hiring additional consultants and other employees and by adding new offices, systems and other infrastructure. As a result of our continued infrastructure buildup and increase in operating expenses, we anticipate incurring net losses in the fourth quarter of 2000 and in 2001. Further, our quarterly revenue, cost of revenues, and operating results have varied in the past due to fluctuations in the utilization of project personnel and are likely to vary significantly in the future. Therefore, we believe that period-to-period comparisons of our operating results may not necessarily be meaningful and should not be relied upon as indications of future performance.

RESULTS OF OPERATIONS

REVENUES. Revenues in the third quarter of 2000 increased 171% to $17.3 million, from $6.4 million in the third quarter of 1999. For the first nine months of 2000, revenues increased 194% to $43.2 million, from $14.7 million in the first nine months of 1999. For the third quarter of 2000, compared to the third quarter of 1999, a 22% increase in average hourly rates accounted for approximately $3.0 million of the increase, new client engagements contributed approximately $6.1 million of the increase and additional revenues from our largest client accounted for approximately $1.0 million of the increase. Application management and hosting services revenues accounted for approximately $800,000 of the increase. For the first nine months of 2000, compared to the first nine months of 1999, a 21% increase in average hourly rates accounted for approximately $7.0 million of the increase, new client engagements contributed approximately $15.0 million of the increase and additional revenues from our largest client accounted for approximately $5.0 million of the increase. Application management and hosting services revenues accounted for approximately $1.5 million of the increase.

COST OF REVENUES. Cost of revenues in the third quarter of 2000 increased 209% to $10.4 million, from $3.3 million in the third quarter of 1999. For the first nine months of 2000, cost of revenues increased 240% to $24.7 million, from $7.2 million for the same period of 1999. The increase was due primarily to an increase in project personnel from 153 at September 30, 1999, to 414 at September 30, 2000. The increase was also due to the application management cost of revenues, including the cost of personnel and depreciation, which was a new service for IIS in 2000. As a percentage of revenues, cost of revenues in the third quarter increased from 52% in 1999 to 60% in 2000, and cost of revenues in the first nine months increased from 49% in 1999 to 57% in 2000. This increase as a percentage of revenues was due primarily to the addition of application management cost of revenues in 2000.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses in the third quarter of 2000 increased 212% to $1.8 million, from $586,000 in the third quarter of 1999. For the first nine months of 2000, selling and marketing expenses increased 379% to $6.7 million, from $1.4 million in the same period of 1999. For the third quarter of 2000, compared to the third quarter of 1999, approximately $800,000 of the increase was due to additional sales and marketing personnel and approximately $414,000 of the increase was due to additional advertising and promotional expenses. For the first nine months of 2000, compared to the first nine months of 1999, approximately $3.4 million of the increase was due to additional sales and marketing personnel and approximately $1.9 million of the increase was due to additional advertising and promotional expenses. As a percentage of revenues, selling and marketing expenses in the third quarter increased from 9% in 1999 to 11% in 2000; and in the first nine months increased from 10% in 1999 to 16% in 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the third quarter of 2000 increased 308% to $9.6 million, from $2.3 million in the third quarter of 1999. For the first nine months of 2000, general and administrative expenses increased 385% to $22.7 million, from $4.7 million in the same period of 1999. Of the increase for the third quarter of 2000, compared to the third quarter of 1999, approximately $900,000 was due to compensation and benefits paid to additional administrative personnel, approximately $800,000 was due to additional rent expense, approximately $900,000 was due to additional depreciation expense, approximately $1.8 million was due to additional bad debt expense, and the balance related to increases in other expenses such as recruiting, training, insurance, telephone, travel, legal and accounting. Of the increase for the first nine months of 2000, compared to the first nine months of 1999, approximately $3.1 million was due to compensation and benefits paid to additional administrative personnel, approximately $2.0 million was due to additional rent expense, approximately $2.1 million was due to additional depreciation expense, approximately $2.8 million was due to additional bad debt expense, and the balance related to increases in other expenses such as recruiting, training, insurance, telephone, travel, legal and accounting. As a percentage of revenues, general and administrative expenses in the third quarter increased from 37% in 1999 to 55% in 2000; and for the first nine months, general and administrative expenses increased from 32% in 1999 to 53% in 2000.

INTEREST INCOME, NET. Interest income, net of interest expenses, in the third quarter of 2000 increased to $738,000 compared to net interest expense of $64,000 in the third quarter of 1999. For the first nine months of 2000, net interest income increased to $1.7 million compared to net interest expense of $172,000 in the same period of 1999. The increase in 2000 was due primarily to interest income earned on the invested portion of proceeds from both our preferred stock financing in January 2000 and our initial public offering in March and April 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have funded our operations and investments in property and equipment through cash generated from operations, capital lease financing arrangements, bank borrowings, and equity financings.

    As of September 30, 2000, cash and cash equivalents totaled $53.3 million and we had $58.5 million in working capital. In January 2000, we raised $19.4 million, after expenses, through a private placement of Series C preferred stock to institutional and other accredited investors. In March and April 2000, we raised $67.5 million (net of underwriting discounts and other offering expenses) through our initial public offering of 4,945,000 shares of our common stock.

    For the nine months ended September 30, 2000 and 1999, net cash used in operating activities was $15.7 million and $1.7 million, respectively. Cash used in operating activities in each of these periods was the result of increases in accounts receivable and unbilled revenues on contracts due to increases in sales for the period, partially offset by increases in accounts payable and accrued expenses related to our growth. Cash used in operating activities was also the result of net losses, adjusted for non-cash items, primarily related to depreciation and amortization.

    For the nine months ended September 30, 2000 and 1999, net cash used in investing activities was $15.3 million and $971,000, respectively. Cash used in investing activities in each period consisted primarily of purchases of furniture and equipment to support growth in our infrastructure. We are continuing the process of expanding our data center in which we provide application hosting, in addition to our geographic expansion. We anticipate total capital expenditures of approximately $20 million in 2000 to accommodate our planned growth.

    Net cash provided by financing activities in the nine months ended September 30, 2000 and 1999 was $83.5 million and $2.7 million, respectively. In the first nine months of 2000, cash provided by financing activities was from the sale of our preferred stock in a private placement and our common stock in our initial public offering. In 1999, cash provided by financing activities was from the sale of preferred stock and borrowings under our credit facility.

    Non-cash investing and financing activities for the nine months ended September 30, 2000 and 1999 consisted of $9.7 million and $1.1 million, respectively, related to the acquisition of property and equipment under capital leases.

    As of September 30, 2000, we had a $2.0 million line of credit and a master lease agreement to finance up to $6.2 million of computer equipment, both with Imperial Bank. These facilities are secured by substantially all of our assets. The line of credit bears interest at a rate of prime plus 1% (10.5% at September 30, 2000). The master lease agreement has an implied interest rate of approximately 10.5%. As of September 30, 2000, there were no borrowings outstanding under the line of credit and $3.2 million was outstanding under the master lease agreement. The line of credit and master lease agreement require compliance with certain financial and other covenants. We were in compliance with all covenants at September 30, 2000. The line of credit is subject to renewal on September 30, 2001, and the master lease agreement expires on various dates through June 2002. As of September 30, 2000 the line of credit was supporting letters of credit totaling $1.0 million.

    We believe that the net remaining proceeds from our public offering, combined with other current cash balances and amounts available under our credit facilities, will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months. We may need additional financing to fund our cash requirements beyond 12 months. In this regard, we expect to continue to invest aggressively in our business in an effort to grow revenues. Such additional financing, if needed, may not be available on terms acceptable to us, if at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. We do not expect the implementation of SAB 101 to have a material effect on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    To date, we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in 2000 or 2001. We invest our cash in money market funds and investment grade corporate securities, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial. Our line of credit is at a variable interest rate and is subject to market risk in the form of interest rate fluctuations.

    All of our revenues are realized currently in U.S. dollars and are from clients primarily in the United States. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

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

    We caution that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of us in filings with the Securities and Exchange Commission, press releases, communications with investors, and oral statements. Any of these factors, among others, could also negatively impact our operating results and financial condition and cause the trading price of our common stock to decline or fluctuate significantly. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission and in future public statements and press releases.

   WE HAVE EXPERIENCED RECENT OPERATING LOSSES AND MAY INCUR OPERATING LOSSES
                               IN FUTURE PERIODS,

WHICH COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

    We had a net loss of approximately $1.4 million for the year ended December 31, 1999, a net loss of approximately $3.7 million for the three months ended September 30, 2000, and a net loss of approximately $9.2 million for the nine months ended September 30, 2000. We expect to continue to incur losses in 2000 and 2001. If we do not achieve continued revenue growth, we could experience operating losses greater than already anticipated or for periods after 2001. These losses or any fluctuation in our operating results could cause the market value of our common stock to decline.

WE RELY ON A SMALL NUMBER OF CLIENTS FOR MOST OF OUR REVENUES AND OUR REVENUES WILL DECLINE SIGNIFICANTLY IF WE CANNOT RETAIN OR REPLACE, OR IF WE EXPERIENCE COLLECTION PROBLEMS FROM, THESE CLIENTS.

    We derive, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. In 1999, our three largest clients accounted for approximately 50% of our revenues, and in the first nine months of 2000, our three largest clients accounted for approximately 38% of our revenues. One of our current clients, American Express, which first engaged us in the fourth quarter of 1998, accounted for 35% of our revenues during 1999, 22% of our revenues for the three months ended September 30, 2000 and 21% of our revenues for the nine months ended September 30, 2000.

    Virtually all of our client contracts may be canceled by the client following limited notice and without economic penalty; however, the client is responsible for fees earned through the date of contract termination unless a valid offset exists. The revenues derived from specific clients is likely to vary from period to period, and a major client in one year may not use our services in a subsequent year. The loss of a large client or project in any period could result in a decline in our revenues and profitability from period to period, and cause significant and sudden declines or fluctuations in the market value of our common stock. In addition, because a large portion of our receivables relate to a limited number of clients and large projects, write-offs attributable to one or a few of these clients or projects could exceed our allowance for doubtful accounts and significantly harm our operating results.

    In November 2000, one of our clients notified us that it intends to discontinue a project with us and to challenge a portion of its balance of approximately $3.2 million currently owed to us. This client accounted for approximately eight percent of our revenue for the three and nine months ended September 30, 2000. Our expected revenues and results of operations could be negatively impacted in the fourth quarter and beyond by the loss of this project. We intend to either resolve the matter with our client or vigorously pursue collection of the amounts owed to us by this client.

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

    Our revenues and results of operations have fluctuated significantly in the past and could fluctuate significantly in the future. In 1999, our quarterly net earnings ranged from a loss of $2.2 million in the fourth quarter to earnings of $559,000 in the third quarter. We incurred net losses of $2.3 million, $3.2 million and $3.7 million in the first, second and third quarters of 2000, respectively. You should not rely on period-to-period comparisons of operations as an indication of future performance.

    Our results may fluctuate due to the factors described in this Form 10-Q, as well as:

    -   the loss of or failure to replace any significant clients;

    -   demand for our services;

    -   higher than expected bad debt write-offs;

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

OBLIGATIONS MAY CAUSE OUR PROFITABILITY TO DECLINE OR PREVENT US FROM ACHIEVING PROFITABILITY AND COULD REDUCE THE PRICE OF OUR COMMON STOCK.

    Although we provide consulting services primarily on a time and materials compensation basis, approximately 11% of our consulting revenue was derived from fixed-price, fixed-time engagements in 1999, and approximately 5% of revenues were derived from fixed-price, fixed-time engagements in the nine months ended September 30, 2000. Our failure to accurately estimate the resources required for a fixed-price, fixed-time engagement or our failure to complete our contractual obligations in a manner consistent with our projections or contractual commitments could harm our overall profitability and our business. From time to time, we have been required to commit unanticipated additional resources to complete some fixed-price, fixed-time engagements, resulting in losses on these engagements. We believe that we may experience similar situations in the future. In addition, we may negotiate a fixed price for some projects before the design specifications are finalized, resulting in a fixed price that is too low and causing a decline in our operating results.

OUR LACK OF LONG-TERM CONTRACTS WITH CLIENTS AND OUR CLIENTS' ABILITY TO TERMINATE CONTRACTS WITH LITTLE OR NO NOTICE REDUCES THE PREDICTABILITY OF OUR REVENUES AND INCREASES THE POTENTIAL VOLATILITY OF OUR STOCK PRICE.

    Our clients generally retain us on an engagement-by-engagement basis, rather than under long-term contracts. In addition, our current clients can generally reduce the scope of or cancel their use of our services without penalty and with little or no notice, as we have recently experienced from one of our significant clients. As a result, our revenues are difficult to predict. Because we incur costs based on our expectations of future revenues, our failure to predict our revenues accurately may cause our expenses to exceed our revenues, which could cause us to incur increased operating losses. Although we try to design and build complete e-business systems for our clients, we are sometimes retained to design and build discrete segments of the overall e-business system on an engagement-by-engagement basis. Since the projects of our large clients can involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that the client will cancel or delay additional planned projects. These cancellations or delays could result from factors related or unrelated to our work product or the progress of the project, including changing client objectives or strategies, as well as general business or financial considerations of the client. If a client defers, modifies, or cancels an engagement or chooses not to retain us for additional phases of a project, we must be able to rapidly re-deploy our employees to other engagements in order to minimize underutilization of employees and the resulting harm to our operating results. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. If we are unable to efficiently re-deploy our consultants, our operating results would be harmed.

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

DECLINE.

    A key component of our business strategy is to open regional offices in new geographic locations. Over the last year we opened new offices in Atlanta, Boston, Denver, Las Vegas, Los Angeles and Irvine, and established a solutions development center in India. We may be unable to select appropriate locations for additional regional offices, to open them efficiently, or to manage them profitably. In addition, we may not be able to operate our new offices profitably or successfully expand these new offices. If we do not implement this strategy successfully, we may incur increased operating expenses without increased revenues, which would harm our operating results and our stock price.

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

    Our success is dependent, in part, upon our intellectual property rights. We rely upon a combination of trade secret, confidentiality and nondisclosure agreements, and other contractual arrangements, as well as copyright and trademark laws to protect our proprietary rights. We have no patents or pending patent applications. We enter into confidentiality agreements with our employees, we generally require that our consultants and clients enter into these agreements, and attempt to limit access to and distribution of our proprietary information. Nevertheless, we may be unable to deter misappropriation of our proprietary information or to detect unauthorized use and take appropriate steps to enforce our intellectual property rights or proprietary information.

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

    In order to secure particularly large engagements or engagements with industry leading clients, we have agreed on limited occasions not to perform services, or not to utilize some of our intellectual property rights developed for clients, for competitors of those clients for limited periods of time ranging from one to three years. In our agreement with American Express, our largest client, we have agreed not to perform services for competitors of American Express for one year after each project completion date and not to assign consultants who have worked on American Express projects to other clients' competitive projects for nine months after completing work for American Express. These non-compete provisions reduce the number of our prospective clients and our potential sources of revenue. These agreements also may limit our ability to execute a part of our business strategy of leveraging our business expertise in discreet industry segments by attracting multiple clients competing in those industries. In addition, these agreements increase the significance of our client selection process because some of our clients compete in markets where only a limited number of companies gain meaningful market share. If we agree not to perform services or to utilize intellectual property rights for a particular client's competitors or competitive projects, we are unlikely to receive significant future revenues in that particular market.

OUR LONG SALES CYCLES MAKE OUR REVENUES DIFFICULT TO PREDICT, WHICH COULD CAUSE OUR REVENUES OR PROFITABILITY TO BE BELOW ANALYST OR INVESTOR EXPECTATIONS, CAUSING OUR STOCK PRICE TO FLUCTUATE AND DECLINE SIGNIFICANTLY.

    The timing of our revenues is difficult to predict because of the length and variance of the time required to complete a sale. Our sales cycle typically ranges in length from three months to nine months and is sometimes longer. Prior to retaining us for a project, our clients often undertake an extensive review of their systems, needs, and budgets and may require approval at various levels within their organization. The length or unpredictability of our sales cycle could cause our revenues or profitability to be below the expectations of analysts or investors and our stock price to fluctuate significantly.

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

    -   develop new services;

    -   address working capital needs; or

    -   address unanticipated contingencies.

    Our inability to obtain financing on terms acceptable to us, or at all, may limit our ability to increase revenues or to achieve profitability. Our stock price, like the stock price of many competitors in our industry, has been depressed in recent periods, which could limit our ability to obtain any needed financing on favorable or acceptable terms. In addition, if we are able to raise additional capital through the sale of equity securities, your investment in us would be diluted, which could cause our stock price to further decline.

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

OUR REVENUES MAY DECLINE AND WE MAY NOT ACHIEVE PROFITABILITY IF GROWTH IN THE USE OF THE INTERNET DECLINES.

    Our business is dependent upon continued growth in the use of the Internet by our clients, prospective clients and their clients, suppliers, and other business constituents. If use of the Internet does not increase and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and, as a result, our revenues would decline and we may be unable to achieve (or, once achieved, maintain) profitability. The market for e-business solutions is relatively new and is undergoing significant and rapid development. The acceptance and growth of e-business solutions will be limited if the Internet does not prove to be a viable commercial market. Factors that may affect Internet usage or e-commerce adoption include:

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

THE VOLUME OF TRADING AND PRICE OF OUR COMMON STOCK COULD FLUCTUATE SIGNIFICANTLY, ADVERSELY AFFECTING OUR STOCK PRICE.

    Many publications and market commentators indicate that the stock of technology companies focused on the Internet trade at overly inflated prices and the stock prices of many technology companies, such as ours, has declined significantly in recent periods. If investor interest in these stocks continues to decline generally or does not increase, the price of our common stock could continue to decline suddenly and significantly.

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT THEIR MARKET PRICE, NEGATIVELY IMPACTING YOUR INVESTMENT.

    There are a substantial number of shares currently available for sale in the public market, and additional shares will be available for sale as the availability of exemptions from registration afforded by Rules 144 of the Securities Act of 1933 become available. The sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Some holders of shares of our common stock who held our preferred stock outstanding immediately prior to our initial public offering and one of our warrant holders have registration rights relating to a total of 4,638,170 shares of our common stock, which currently enable them to require us to register their shares for sale under the Securities Act.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On March 16, 2000, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-94861) for our initial public offering. On March 22, 2000, IIS closed its offering for 4,600,000 shares of Common Stock at a public offering price of $15.00 per share. On April 19, 2000, IIS closed an offering of an additional 690,000 shares at the same public offering price pursuant to exercise of the underwriters' over-allotment option, 345,000 of which shares were sold by IIS, and 345,000 were sold by James G. Garvey, Jr., the founder, Chairman, CEO, and President of IIS.

    Through September 30, 2000, approximately $15.7 million of the proceeds to IIS of the offering have been applied to working capital and to capital improvements to the Company's facilities. The remaining net proceeds are being maintained in a portfolio of money market funds and investment grade securities.







ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits

    27. Financial Data Schedule.

(b.) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the third quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    INTEGRATED INFORMATION SYSTEMS, INC.

By: DAVID A. WIRTHLIN
    -----------------
    David A. Wirthlin
    Chief Financial Officer
    Principal Accounting Officer

    Date:  November 14, 2000

                                  EXHIBIT INDEX


              EXHIBIT
              NUMBER            DESCRIPTION OF EXHIBITS
              ------            -----------------------
               27               Financial Data Schedule