Form 10-K
period 2000-12-31
INTEGRATED INFORMATION SYSTEMS INC
filed 2001-04-02
CIK 1059421

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               _________________


                                   FORM 10-K

     (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2000

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ______ to ______

                         Commission File Number 1-8962

                     INTEGRATED INFORMATION SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)


                    DELAWARE                             86-0624332
        (State or other jurisdiction       (I.R.S. Employer Identification No.)
      of incorporation or organization)

        1560 West Fountainhead Parkway
               Tempe, Arizona 85282                    (480) 817-8000
    (Address of principal executive offices,   (Registrant's telephone number,
               including zip code)                    including area code)


Securities registered pursuant to Section 12(g) of the Act:

================================================================================


                                                   Name Of Each Exchange On
           Title Of Each Class                          Which Registered
--------------------------------------------------------------------------------
             Common Stock,                          Nasdaq National Market
            $0.001 Par Value


                                                          Aggregate Market Value
                                                            Of Shares Held By
   Title Of Each Class            Shares Outstanding As    Non-Affiliates As Of
     Of Voting Stock                 Of March 16, 2001         March 16, 2001
--------------------------------------------------------------------------------
Common Stock, $0.001 Par Value         20,326,022           $6,857,434(a)


(a) Computed by reference to the closing price on the composite tape on March 16, 2001, as reported by the Wall Street Journal.

================================================================================

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No ____
                                               ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [_]


================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 24, 2001 are incorporated by reference into Part III hereof.

================================================================================

                               TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I
  Item 1.     Business.....................................................................................   2
  Item 2.     Properties...................................................................................  20
  Item 3.     Legal Proceedings............................................................................  20
  Item 4.     Submission of Matters to a Vote of Security Holders..........................................  20
  Supplemental Item.
              Executive Officers of the Registrant.........................................................  20

PART II
  Item 5.     Market for Registrant's Common Stock and Related Security Holder Matters.....................  22
  Item 6.     Selected Consolidated Financial Data.........................................................  22
  Item 7.     Management's Discussion and Analysis of Financial Conditions and Results of Operations.......  24
  Item 7A     Quantitative and Qualitative Disclosures about Market Risk...................................  30
  Item 8.     Financial Statements and Supplementary Data..................................................  31
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........  51

PART III
  Item 10.    Directors and Executive Officers of the Registrant...........................................  51
  Item 11.    Executive Compensation.......................................................................  51
  Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................  51
  Item 13.    Certain Relationships and Related Transactions...............................................  51

PART IV
  Item 14.    Exhibits, Financial Statements and Reports on Form 8-K.......................................  52

SIGNATURES.................................................................................................  53

                                    PART I

                               ITEM 1.  BUSINESS

Overview

     Integrated Information Systems is an innovative technology and business consultancy providing extensive experience and insight to create a sustainable competitive edge for our clients. For companies who seek measurable results from business and technology investments, we offer cost-sensitive, productive, profit-minded solutions across the entire service continuum with single provider accountability.

     Since our inception in 1988, we have focused on leveraging core competencies to define, design, build, integrate, and manage complex information systems and optimize applications to solve business problems. By partnering with us, our clients are able to rapidly and cost-effectively deploy solutions, without increasing the size of their internal IT organizations or investing in extensive capital infrastructures. Our fully integrated services--strategy, integration and operations--provide the framework in which technology solutions can be conceptualized and integrated to provide clients stability with their current systems and the agility to adopt superior processes and technologies in the future.

Our Approach and Positioning

     After 12 years of operations in the IT professional services market, IIS became publicly traded through a successful initial public offering in March of 2000. In the process, we were evaluated by the equity markets against a number of new entrant firms, which in most cases had comparably short track records and limited technical integration competencies. Many of these new firms helped companies seeking to quickly gain a web presence with transactional capabilities for alternative sales channels and additional revenue generation streams. Many of these eService firms, however, were focused on start-up Internet-based companies and failed to recognize the full potential of interactive worldwide connectivity.

     With more than a decade of experience, we have been able to recognize the broader capabilities of the Internet. Our primary focus has been on the comprehensive utilization of Web technologies for systems automation within and between businesses to reduce client costs through improved efficiencies and productivity, with a reduced focus on revenue generation through websites. While we have helped many clients gain a Web presence, most of our consulting hours have been devoted to integrating emerging Web technologies with our clients' traditional business systems. We believe that this is part of a natural evolution of our market positioning and reflects our consistent emphasis on improving our clients' operating results through the use of the latest advances in technology. For over a decade, we have been integrating new technologies and custom applications with existing technologies, applications, and back-end systems for our clients. Then and now, we believe our experience in the full spectrum of services and the depth of our operational capabilities differentiates our service offerings from those of most other firms in the IT professional services industry.

     Although IIS and our competitors experienced lower growth rates in the IT professional services market in 1999 and 2000, the IT professional services market is projected to grow at a robust 19% CAGR from 2000 through 2004, or over $500 billion to $1.1 trillion, according to Gartner Dataquest. We believe that this predicted technology services market growth will continue to be primarily driven by:

          .    the ongoing evolution of technology and business models;

          . increased focus on leveraging Web technology to improve productivity and efficiencies; and

          .    increases in the outsourcing of non-core IT operations.

     With the influx of new, powerful Web-based products, companies have greatly increased their reliance on the Internet to conduct basic business operations. The performance and reliability of these systems has become critical to many companies. At the same time, many companies are now being overwhelmed by the capital and operating expenses associated with the internal hosting and maintenance of Web-based operations. Businesses are increasingly outsourcing these non-core operations to application/managed service providers.

     We recognized the opportunity and invested in application outsourcing services, a fast growing segment within the IT professional services market. Gartner Dataquest estimates that outsourcing and management services will increase from a 53% share of the worldwide IT professional services market in 2000 to 57% in 2004, or from about $270 billion to $630 billion. This market phenomenon reinforces the foresight of our investment and commitment to the application outsourcing market. We are well positioned, staffed, and equipped to take advantage of the overall growth of the entire IT professional services market through systems integration and application outsourcing services.

     Most application/managed service providers have focused their energies on services geared toward fast Website infrastructure implementation that is characteristic of dot-com startups. Having no historical base of experience or operations in the broader IT services market, many of these providers do not have the required business and technical expertise necessary to competently expand their service offerings. These providers are not presently positioned to provide the bottom-line value mid-market and Fortune 1000 companies demand of application outsourcers as they adopt Web technologies to produce operational efficiencies. Our full-service offering includes all of the critical elements of back-office integration, supply chain optimization, and partner integration most application/managed service providers fail to provide. Moreover, many providers in this market co-locate the physical infrastructure at facilities they neither own nor control. We operate and provide our services from within our own state-of the-art controlled environment.

     As businesses increasingly outsource individual applications or entire Internet operations to application/managed service providers, this service gap is becoming increasingly apparent. Many providers that host and manage applications do not have the expertise to provide critical application enhancements--looking into and understanding the inner workings of the code-- including bug fixes, added functions/features, and integration with other applications. Our industry and integration expertise enables us to fill this service gap by leveraging our consultants to continually enhance and evolve our clients' IT systems to help them address their key business problems. We create ongoing value for our clients through our demonstrated ability to provide application enhancements with measurable business results.

     We believe that the ability to engage a truly integrated, end-to-end service provider, offering single-provider accountability, is necessary under today's business conditions. We give our clients one reliable point of contact who is responsible for the client relationship and client satisfaction. We also believe that the inclusion of application outsourcing as an integral part of our service offering helps reduce our market risk associated with the traditional seasonality of IT professional services. We have made significant application outsourcing investments to establish recurring revenue streams through long-term hosting contracts. These long-term application outsourcing relationships benefit the client, who is able to defer costs of application management over extended periods of time. We believe that a shift in the systems integration market will result in more consulting and integration services in the deployment of long-term outsourcing contracts. This trend should facilitate the cross-selling of our services to existing clients.

     Strategy, integration, and operations--these are the three vital service elements that companies need as they undertake new technology initiatives requiring significant investments. Through our fully integrated services, we help clients position themselves strategically in their markets, then develop and integrate solutions and continually evolve clients' business models through application outsourcing to meet changing market requirements.

     We recognize that large consulting firms such as IBM, EDS and CSC typically provide a similar service offering, but primarily to Fortune 100 enterprises. Because of their extensive cost structures, these large providers have not been able to successfully target the mid market. We maintain the flexibility, innovation, delivery capacity, and favorable cost structure to competitively provide end-to-end services to mid-market and Fortune 1000 companies. We believe that our business model is unique. We target and fill this market niche by delivering a more complete, consistent, and economical service model for mid-market and Fortune 1000 clients.

Our Services

     Our integrated, single-source service delivery model enables us to conceptualize, design, build, integrate, manage, and grow our clients' applications and businesses through the seamless delivery of services relating to our clients' need for strategy, integration, and operations. We help our clients mitigate risk by providing stability with their current systems and the agility to adopt superior processes and technologies in the future.

     We are accountable to our clients and are totally dedicated to quality and reliability. We share our clients' focus and dedication to realizing all the benefits that technological innovations can produce to bottom-line results through reduced costs, improved productivity, increased revenue and enhanced competitive position.

     Our clients trust the IIS solution team to operate as an extension of their business. We combine our business strategy capabilities and business process knowledge with our clients' insights to mutually develop sound, practical, technology-based business and action plans. We believe that we are one of the few IT services firms offering end-to-end services, providing the capabilities necessary to rapidly transform businesses to a digital environment. We deliver services through our project managers, who bring strategic and business process expertise, and our solution architects, who have extensive application and network integration expertise. We believe that one of our competitive advantages is our ability to internally provide application outsourcing in our wholly-owned and operated facility. We believe that this internal capability helps our clients further integrate and enhance their applications as their businesses evolve.

     The fundamental elements of our integrated service offering include our:

          .    business strategy services;

          .    application and network integration services; and

          .    application outsourcing services.

Business Strategy Services

     We help our clients visualize and translate strategic direction into solutions that effectively leverage technologies to enhance their operational and market performance. Our innovative strategic process, IIS NextDimension(SM), turns ideas into executable plans in accelerated time frames. We consider both the strategic and technical aspects of the business at every step, positioning our clients to thrive in today's rapidly evolving business environment.

     IIS NextDimension(SM): The IIS NextDimension(SM) collaborative work group joins a client's customers and partners as part of an innovative process, focusing on each party's needs and objectives. This requires early, collaborative involvement and ownership of the initiative. IIS NextDimension(SM) provides a unique opportunity for all stakeholders to align disparate expectations and reach consensus on compelling business needs. The resulting business plan sets the stage for action.

     We analyze clients' existing technology infrastructures, evaluate both pre-engineered and custom solutions, and deliver realistic recommendations and options. The resulting action plan articulates specific business objectives and success metrics and establishes a phased project plan encompassing scope, schedule, and cost.

     Customer Expectations Alignment: We view strategy as an ongoing process, not a point-in-time event. Through the IIS NextDimension(SM) framework, we pursue the continual alignment of expectations among various stakeholders. We believe that this alignment is essential to a client's effective strategy conception and integration of people, processes, and technologies. To do so, we regularly meet with clients at predetermined checkpoints, review specific client deliverables, and ensure that our solution teams are continually aligned with our clients' expectations.

Application & Network Integration Services

     For over a decade, we have solved business-critical issues by building sound infrastructures and custom applications which require complex integration with multiple entities, systems, and technologies. Through effective integration, we provide bottom-line benefits for our clients through substantial productivity gains and improved efficiencies.

     Application Development & Integration: Information architecture and practical interface design are the critical elements of successful integration within and between businesses. We focus on ease of use in our application interface designs to ensure people can naturally and effectively operate technology in today's business world.

     Our solution architects comprehensively design systems that carefully consider all aspects of custom application development, including both legacy system integration and enterprise application integration. To further benefit our clients, we utilize available process and technology pre-engineering, whether existing in client systems, existing in our experience, or available through a vendor offering. Once our clients' internal systems are adequately connected, we integrate the clients' systems and processes with their suppliers, partners, and customers to enhance their automated trade capabilities. We traverse different languages, applications, protocols and interactive channels, such as wireless and voice technologies, to successfully integrate throughout a client's value chain.

     Network Design & Integration: During application development, we conduct a thorough analysis of our client's organization, architecture, operations, and facilities. We strive to ensure that a client's network and systems are secure and tuned for optimal network performance and increased availability with the capacity needed for future scalability.

Application Outsourcing Services

     Our application outsourcing services provide a comprehensive solution for deploying, managing, and enhancing all aspects of a company's interactively-connected business. Clients who outsource their application operations to us utilize the best technologies, reduce capital expenditures, accelerate their time to market, and consequently benefit from an enhanced ability to focus on their core businesses.

     Application Infrastructure: Our secure, state-of-the-art data center provides a complete infrastructure to ensure system performance. While paying only for capacity demanded, our clients realize economies of scale benefits through utilizing our fully scaled, production-ready hardware, storage, network resources, and skilled engineers.

     Application Management: We greatly simplify our clients' application operations by being the single point of contact accountable for meeting all service level requirements. Through our network operations center our experienced engineers continuously and proactively monitor our clients' applications and networks. Our customer care center operates around the clock to immediately respond to any application emergency.

     Application Enhancements: Our clients gain timely access to our skilled application development and integration experts to meet any ongoing application support and enhancement requirement, such as bug fixes or new features and functions. Because we leverage application development and integration skills across multiple client projects, we are able to provide significant cost advantages to these clients. Our monitoring technology permits us to measure and assess a client's operational and transactional data in order to gain customer and market insights. The results of this analysis enable us to assist clients in taking market-driven action to attract and retain the most profitable customers, increase market share, and pursue new market opportunities.

Clients

     We target companies in industries in which there are compelling reasons to take advantage of technological innovations to produce improved operating results through reduced costs, improved productivity and efficiency, increased revenue, and improved competitive position.

     We maintain a diversified client portfolio of mid-market and Fortune 1000 companies across a carefully balanced set of target market segments. By targeting specific companies in select markets, we have been able to leverage our industry experience across key market segments, giving our strategy and technical consultants in-depth knowledge and understanding to translate client strategies into functional and operational solutions. We align with clients in the following vertical markets:

          .    education;

          .    financial services;

          .    government;

          .    health care;

          .    manufacturing;

          .    media and entertainment;

          .    retail and distribution;

          .    travel and hospitality; and

          .    utility and telecommunications.

     Companies such as Partners HealthCare, EMC, Lycos, MD Helicopters, New West Energy, and NCS Pearson have entrusted us to bring new technology perspectives to help solve their complex business issues.

Sales and Marketing

     Although we have traditionally been able to generate the vast majority of our revenues from the repeat business of satisfied clients, a significant portion of recent growth has arisen from the acquisition of new clients in new geographic areas. Each of our domestic offices sells services through multiple channels, including industry-focused senior professionals focusing on business generation, consultants, strategic alliances, Centers of Excellence, and customer referrals. We utilize a team selling approach, whereby our senior professionals collaborate with our strategic, technical and operational consultants to obtain business development support.

     To maintain our client focus, we are internally organized around target industries with market teams consisting of both consultants and dedicated senior professionals who focus on business generation. These teams are responsible for selling and delivering both consulting and application outsourcing services as well as their clients' satisfaction. We also have a direct sales force for our application outsourcing services. Many of our senior business generation professionals have been grown organically through our technical ranks. This alignment with our target industries assures that we are setting appropriate client expectations from the very first sales contact all the way through our service delivery. We believe that the in-depth industry knowledge and technical expertise of our senior business generation professionals and consultants results in higher quality services and generates additional client engagements.

     We also work closely with strategic vendor alliances to provide added value to our clients. These alliances are selected for both their product or service market leadership and cultural fit with our organization. We deploy business development resources to these select alliances for aggressive joint selling. In addition to their excellent product offerings, our alliances are a valuable source of leads and may provide funding for joint marketing events and specialized programs.

     Another part of our sales and marketing effort is our corporate planning and communications group. The corporate planning and communications group has overall responsibility for the company-wide strategic plan, development and communication of our brand, public relations, analyst relations, investor relations and Website communications. Marketing managers then communicate a common message to potential clients with industry-specific insight on key business and technology issues. Instead of mass media approaches to the market, we primarily use one-to-one marketing techniques. Our Centers of Excellence are instrumental in these cost-effective, personalized marketing activities which include executive client briefings, joint-marketing events with strategic alliances, on-site educational events for clients' senior management, public speaking at seminars and trade shows, white papers and technology research briefs. We have historically been able to establish a number of new client relationships based on referrals from our loyal client base.

     Through our founding and a decade of growth in the Southwest, we have established a strong regional brand image base and are also now driving that brand into the seven major U.S. geographical markets in which we have invested in operations. We believe that having a sales and marketing focus in each region will help us develop strong local market presence and brand name recognition in each of these major markets.

Research and Development

     Our research and development team is dedicated to the continual improvement and expansion of the service offerings that we provide to our clients. We strive to create excellence for our clients by focusing on client satisfaction, technical competence, and service quality.

     Service Excellence: We continually strive for service excellence. Performance data for our services are identified through client satisfaction surveys, lessons-learned workshops and service quality blueprinting. Each of these research methods helps us create process improvements that enable us to work more efficiently with our clients to ensure successful engagements for both our clients and IIS.

     Customer Advisory Board: Our customer advisory board is comprised of an influential client group that regularly meets to ensure that the solutions that we deliver are approached from a client-driven perspective. They also offer us valuable insight into industry trends, technology needs, and service delivery standards. Our customer advisory board is a key component of our strategic planning process and delivery modeling which enables us to better meet rapidly evolving needs in the marketplace.

     Centers of Excellence: We provide our clients with the most current enabling technologies through our unique "Centers of Excellence" (CoE) program. Our CoEs are the nucleus of our learning culture, continuously advancing and expanding our knowledge network. In their mission of "experts creating experts," CoE leaders and members identify trends in technology, quickly develop expertise in those areas, and ride the next wave of technology innovation. CoEs provide resources and a community environment in which consultants can research, learn, apply, and teach the latest technologies. Our CoEs currently provide technology expertise in the following areas:

          .    mobile solutions;

          .    web enabled legacy systems;

          .    business-to-business solutions;

          .    supply chain integration;

          .    electronic customer relationship management; and

          .    learning solutions.

Culture and People

     At the heart of our success and long-term vision are our exceptionally talented people drawn from many diverse backgrounds. We foster a learning culture with an entrepreneurial spirit that enables our gifted people to thrive. While remaining totally accountable for client satisfaction, each consultant is also rewarded for learning, mentoring, training, and teamwork.

     To date, we have built our business entirely through hiring and training new employees without mergers or acquisitions. We believe that our organic growth model is essential to our ability to attract and retain the brightest and best people, and in turn provides superior quality services to our clients.

     As of December 31, 2000, we had 497 full-time employees, of whom 82% are billable consultants, 6% are sales and marketing and 12% are administrative. In December 2000, we reduced our workforce by 110 employees to adjust to changing market conditions. Our focus on expenses in all areas will expedite our return to profitability. We plan to continue to hire individuals with the right skills mix to meet our clients' ongoing needs.

     We believe that our relationship with our employees is good. We believe that we maintain high employee retention rates as compared to industry averages by providing a unique corporate culture, paying competitive salaries, and granting stock options and other awards, including continuing education benefits. None of our employees is currently represented by a labor union.

Competition

     We have traditionally competed within the broad IT professional services sector. Within this sector, we compete with Internet service providers, consulting arms of national accounting firms, professional service groups of technology providers, IT strategy consulting firms, networking service systems integrators, and our clients' internal IT departments. With our expanded application outsourcing service offering, we also compete directly with managed service providers.

     The markets in which we compete are intensely competitive due to constant changes in technology and client needs. We expect competition to both continue and intensify as the IT services sector continues to evolve, resulting in rapid changes in core business models for all competitors in these spaces. This may cause some of our competitors who may be experiencing financial difficulty to reduce pricing substantially on engagements.

     Many of our competitors have longer operating histories, larger client bases, longer relationships with their clients, greater brand or name recognition, and significantly greater financial, technical and marketing resources. As a professional services company, we do not own any proprietary technologies that preclude or inhibit competitors from entering our industry. In addition, our industry typically has low barriers to entry. The costs to develop and provide information technology consulting services are relatively low, so we also expect to continue to face additional competition from new industry entrants. However, with the recent closure of some competitors in the industry, new entry is probably less likely in the short run. A more probable market phenomenon would be consolidation of existing competitors.

     We believe that the principal competitive factors in our market include:

          . integrated, full-service offering with single provider accountability;

          .    technical and business expertise;

          .    cost certainty;

          .    service and deliverable quality;

          .    development and deployment speed;

          .    solution reliability and measurable results; and

          .    attraction and retention of qualified consultants.

     We believe that we are the only fully integrated, end-to-end IT solutions provider offering a full continuum of IT professional services, including business strategy services, application and network integration services, and wholly-owned and operated application outsourcing services. We believe that this enhances our ability to compete favorably in all of these principal competitive factor areas. We also believe our industry tenure and reputation for flexibly evolving with changes in the marketplace over the last 12 years prepares and positions us to quickly adapt and respond to future changes in the marketplace. The market for IT professional services is, however, continually evolving and we cannot be certain that we will compete successfully in the future.

Intellectual Property Rights

     We have developed proprietary methodologies, tools, processes, and software in connection with delivering our services. We rely on a combination of trade secret, nondisclosure and other contractual agreements, and copyright and trademark laws, to protect our proprietary rights. Existing trade secret and copyright laws afford us only limited protection. We typically enter into confidentiality and non-disclosure agreements with our employees and generally require that our clients enter into similar agreements. These agreements are intended to limit access to and distribution of our proprietary information. In addition, we have entered into non-competition agreements with certain of our key employees. There can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

     A portion of our business involves the development of software applications for specific client engagements. We generally retain ownership of client-specific software, although our clients often retain co-ownership and limited rights to use the applications, processes, and intellectual property developed in connection with client engagements. We sometimes enter into agreements with our clients which provide for sole ownership by our clients of our developments with no or limited rights retained by us to utilize these developments in other client engagements.

Factors that May Affect Future Results and Our Stock Price

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Forward-looking statements give our current expectations or forecasts of future events. Words such as "expect," "may," "anticipate," "intend," "would," "will," "plan," "believe," "estimate," "should," and similar expressions identify forward-looking statements. Forward-looking statements in this Form 10-K include express or implied statements concerning our future revenues, expenditures, capital or other funding requirements, the adequacy of our current cash and working capital balances to fund our present and planned operations and financing needs, expansion of and demand for our service offerings, and the growth of our business and operations, as well as future economic and other conditions both generally and in our specific geographic and product and services markets. These statements are based on our estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

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

WE HAVE EXPERIENCED OPERATING LOSSES AND MAY INCUR OPERATING LOSSES IN FUTURE PERIODS, WHICH COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

     We had a net loss of approximately $25.4 million for the year ended December 31, 2000 and a net loss of approximately $1.4 million for the year ended December 31, 1999. We expect to continue to incur losses in 2001. If we do not achieve revenue growth, we could experience operating losses greater than already anticipated or for periods after 2001. These losses or any fluctuation in our operating results could cause the market value of our common stock to decline.

IF OUR COMMON STOCK PRICE REMAINS BELOW $1.00 IN 2001, WE MAY BE DELISTED FROM NASDAQ, REDUCING THE LIQUIDITY AND VALUE OF OUR COMMON STOCK.

     At various times since December 2000, our common stock has traded for less than $1.00 per share on the Nasdaq National Market. If a security listed on Nasdaq trades for less than $1.00 for thirty consecutive days, Nasdaq begins a process pursuant to which the issuer's securities may be delisted from the Nasdaq. Any delisting of our common stock on Nasdaq would adversely affect the liquidity of our common stock and further depress the common stock price.

WE RELY ON A SMALL NUMBER OF CLIENTS FOR MOST OF OUR REVENUES AND OUR REVENUES WILL DECLINE SIGNIFICANTLY IF WE CANNOT RETAIN OR REPLACE, OR IF WE EXPERIENCE COLLECTION PROBLEMS FROM, THESE CLIENTS.

     We derive, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Our largest client, American Express, first engaged us in the fourth quarter of 1998. American Express accounted for 24% and 35% of our revenues during 2000 and 1999, respectively. PartsAmerica.com, Inc., our second largest client, accounted for 10% of our revenues in 2000.

     Virtually all of our client contracts may be canceled by the client following limited notice and without economic penalty; however, the client is responsible for fees earned through the date of contract termination unless a valid offset exists. The revenues derived from specific clients are likely to vary from period to period, and a major client in one year may not use our services in a subsequent year. The loss of a large client or project in any period could result in a decline in our revenues and profitability from period to period, and cause significant and sudden declines or fluctuations in the market value of our common stock. In addition, because a large portion of our receivables relate to a limited number of clients and large projects, write-offs attributable to one or a few of these clients or projects could exceed our allowance for doubtful accounts and significantly harm our operating results.

     In 2000, we experienced bad debt expense of $11.8 million with clients. Of the $11.8 million in bad debt expense incurred in 2000, approximately $7.4 million is attributable to development stage and dot-com clients that have not been able to pay as a result of the slow-down in funding for start up ventures in 2000. The remaining $4.4 million in bad debt expense is attributable to disputes with clients. We are currently in arbitration with these clients to resolve these disputes.

THE MARKET FOR OUR SERVICES MAY NOT GROW AS ANTICIPATED AND HURT OUR ABILITY TO BECOME PROFITABLE.

     While the IT services market in which we compete with our consulting and application outsourcing services steadily grew in 2000, this growth was lower than anticipated. In anticipation of a continued increase in demand for consulting and application outsourcing services, we have made substantial infrastructure investment to support these demands. If demand for either of these types of services does not grow as anticipated in the future, or if we do not capture sufficient market share for these services, we may not be able to achieve profitability.

THE VALUATION MODEL FOR COMPANIES SUCH AS OURS HAS CHANGED AND OUR INABILITY TO ACHIEVE PROFITABILITY WOULD MATERIALLY ADVERSELY AFFECT OUR STOCK PRICE.

     When our stock became publicly traded in 2000, companies in our sector were valued generally upon revenue growth, with little regard for profitability. Over the past few periods, companies in our sector have been increasingly measured based on cash flows and profits. If we are unable to achieve profitability and positive cash flow, our stock price will continue to suffer and could further decline, and the liquidity for our stock could deteriorate further as well.

IF WE ARE UNABLE TO ATTRACT AND RETAIN PROFESSIONAL STAFF, WE WILL BE UNABLE TO PROVIDE OUR SERVICES EFFECTIVELY AND CONSEQUENTLY MAY BE UNABLE TO INCREASE OR MAINTAIN CURRENT REVENUE LEVELS OR ACHIEVE OR MAINTAIN PROFITABILITY, WHICH WOULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

     We derive substantially all of our revenue from the billings of our professional services personnel on projects. If we fail to attract and retain professionals, we may not be able to successfully compete for new projects, timely finish existing projects, or generally carry out our business plan. The continuing evolution of new technology requires integrated solutions implemented by professionals qualified in leading and emerging technologies. There is competition for professionals with the skills required to provide these solutions. We may lose prospective qualified employees to clients or competitors. We may not attract a sufficient number of highly skilled professionals, or retain, train, and motivate the professionals that we do attract. Failure to do so could impair our ability to adequately manage and complete our existing projects or obtain new projects. In addition, declines in the trading price of our common stock could materially and adversely affect employee morale and retention and other aspects of our business.

OUR RESULTS OF OPERATIONS MAY VARY FROM QUARTER TO QUARTER IN FUTURE PERIODS AND, AS A RESULT, WE MAY NOT MEET THE EXPECTATIONS OF OUR INVESTORS AND ANALYSTS, WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE OR DECLINE.

     Our revenues and results of operations have fluctuated significantly in the past and could fluctuate significantly in the future. We incurred net losses of $2.3 million, $3.2 million, $3.7 million and $16.2 million in the first, second, third, and fourth quarters of 2000, respectively. In 1999, our quarterly net earnings ranged from a loss of $2.2 million in the fourth quarter to earnings of $559,000 in the second quarter. You should not rely on period-to-period comparisons of operations as an indication of future performance.

     Our results may fluctuate due to the factors described in this Form 10-K, as well as:

     .    the loss of or failure to replace any significant clients;

     .    variation in demand for our services;

     .    higher than expected bad debt write-offs;

     .    changes in the mix of services that we offer; and

     .    increases in our operating expenses.

     A substantial portion of our operating expense is related to personnel costs and overhead, which cannot be adjusted quickly and is therefore relatively fixed in the short term. Our operating expenses are based, in significant part, on our expectations of future revenues. If actual revenues are below our expectations, we may not achieve our anticipated operating results. Moreover, it is possible that in some future periods our results of operations may be below the expectations of analysts and investors. In this event, the market price of our common stock is likely to decline.

IF WE FAIL TO KEEP PACE WITH THE RAPID TECHNOLOGICAL CHANGES THAT CHARACTERIZE OUR INDUSTRY, OUR COMPETITIVENESS WOULD SUFFER, CAUSING US TO LOSE PROJECTS OR CLIENTS AND CONSEQUENTLY REDUCING OUR REVENUES AND THE PRICE OF OUR COMMON STOCK.

     Our market and the enabling technologies used by our clients are characterized by rapid, frequent, and significant technological changes. If we fail to respond in a timely or cost-effective way to these technological developments, we may not be able to meet the demands of our clients, which would affect our ability to generate revenues and achieve profitability. We have derived, and expect to continue to derive, a large portion of our revenues from creating solutions that are based upon today's leading and developing technologies and which are capable of adapting to future technologies. Our historical results of operations may not reflect our new service offerings and may not give you an accurate indication of our ability to adapt to these future technologies.

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

     Many of our engagements involve the delivery of information technology services that are critical to our clients' businesses. Any defects or errors in these services or failure to meet clients' specifications or expectations could result in:

     .    delayed or lost revenues due to adverse client reaction;

     . requirements to provide additional services to a client at no or a limited charge;

     .    refunds of fees for failure to meet obligations;

     .    negative publicity about us and our services; and

     .    claims for substantial damages against us.

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

     Although we provide consulting services primarily on a time and materials compensation basis, approximately 11% of our consulting revenue was derived from fixed-price, fixed-time engagements in 1999, and approximately 5% of revenues were derived from fixed-price, fixed-time engagements in 2000. The percentage of our revenues derived from fixed-price, fixed time engagements may increase in the future, as influenced by changes in demand and market conditions. Our failure to accurately estimate the resources required for a fixed-price, fixed-time engagement or our failure to complete our contractual obligations in a manner consistent with our projections or contractual commitments could harm our overall profitability and our business. From time to time, we have been required to commit unanticipated additional resources to complete some fixed-price, fixed-time engagements, resulting in losses on these engagements. We believe that we may experience similar situations in the future. In addition, we may negotiate a fixed price for some projects before the design specifications are finalized, resulting in a fixed price that is too low and causing a decline in our operating results.

OUR LACK OF LONG-TERM CONTRACTS WITH CLIENTS AND OUR CLIENTS' ABILITY TO TERMINATE CONTRACTS WITH LITTLE OR NO NOTICE REDUCES THE PREDICTABILITY OF OUR REVENUES AND INCREASES THE POTENTIAL VOLATILITY OF OUR STOCK PRICE.

     Our clients generally retain us on an engagement-by-engagement basis, rather than under long-term contracts. In addition, our current clients can generally reduce the scope of or cancel their use of our services without penalty and with little or no notice. As a result, our revenues are difficult to predict. Because we incur costs based on our expectations of future revenues, our failure to predict our revenues accurately may cause our expenses to exceed our revenues, which could cause us to incur increased operating losses. Although we try to design and build complete integrated information systems for our clients, we are sometimes retained to design and build discrete segments of the overall system on an engagement-by-engagement basis. Since the projects of our large clients can involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that the client will cancel or delay additional planned projects. These cancellations or delays could result from factors related or unrelated to our work product or the progress of the project, including changing client objectives or strategies, as well as general business or financial considerations of the client. If a client defers, modifies, or cancels an engagement or chooses not to retain us for additional phases of a project, we may not be able to rapidly re-deploy our employees to other engagements and may suffer underutilization of employees and the resulting harm to our operating results. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress.

     Since the second half of 2000, many companies have experienced financial difficulties or uncertainty and have begun to cancel or delay spending on business and IT consulting initiatives. The financial difficulties of many dot-com companies may reduce the urgency of larger companies' IT initiatives. If current or potential clients cancel or delay their IT initiatives, our business and results of operations could be materially adversely affected.

WE MAY NOT BE SUCCESSFUL IN RETAINING OUR CURRENT TECHNOLOGY ALLIANCES OR ENTERING INTO NEW ALLIANCES, WHICH COULD HAMPER OUR ABILITY TO MARKET OR DELIVER SOLUTIONS NEEDED OR DESIRED BY OUR CLIENTS AND LIMIT OUR ABILITY TO INCREASE OR SUSTAIN OUR REVENUES AND ACHIEVE OR MAINTAIN PROFITABILITY.

     We rely on vendor alliances for client referral and marketing opportunities, access to advanced technology and training as well as other important benefits. These relationships are non-exclusive and the vendors are free to enter into similar or more favorable relationships with our competitors. Whether written or oral, many of the agreements underlying our relationships are general in nature, do not legally bind the parties to transact business with each other or to provide specific client referrals, cross-marketing opportunities, or other intended benefits to each other, have indefinite terms, and may be ended at the will of either party. We may not be able to maintain our existing strategic relationships and may fail to enter into new relationships. If we are unable to maintain these relationships, the benefits that we derive from these relationships, including the receipt of important sales leads, cross-marketing opportunities, access to emerging technology training and certifications, and other benefits, may be lost. Consequently, we may not be able to offer desired solutions to clients, which would result in a loss of revenues and our inability to effectively compete for clients seeking emerging or leading technologies offered by these vendors.

IF WE ARE UNABLE TO SUCCESSFULLY OPERATE OUR REGIONAL OFFICES, WE MAY INCUR INCREASED OPERATING EXPENSES WITHOUT CORRESPONDING INCREASED REVENUES, WHICH MAY LIMIT OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY AND CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

     A key component of our business strategy is to increase revenues delivered from our offices in

Atlanta, Boston, Denver, Las Vegas, Los Angeles, and Irvine, as well as our solutions development center in India. We may not be able to operate our regional offices profitably or successfully expand these offices. If we do not implement this strategy successfully, we may incur increased operating expenses without increased revenues, which would harm our operating results and our stock price.

IF OUR EFFORTS TO DEVELOP BRAND AWARENESS ARE NOT SUCCESSFUL, WE MAY NOT BE ABLE TO INCREASE OUR REVENUES SUFFICIENTLY TO OFFSET THE MARKETING COSTS THAT WE WILL INCUR IN THESE EFFORTS.

     Because the information technology professional service industry recently experienced a decline in demand, an element of our business strategy is to develop and maintain widespread awareness of our brand name in our target markets. If our marketing efforts are not successful, we may not experience increases in revenues.

Because we operate in a highly competitive and rapidly changing industry, competitors could cause us to lose business opportunities or professional personnel and limit our ability to increase or sustain revenue levels.

     The business areas in which we compete are intensely competitive and subject to rapid change. Consequently, we expect competition to continue and to intensify. Competitors could hire professionals or win new client engagements that we are competing for. If this occurs, our ability to generate increased revenues may be limited and we may not achieve profitability. Our competitors fall into several categories and include a range of entities providing both general management and information technology consulting services and internet services. Many of our competitors have longer operating histories, larger client bases, and greater brand or name recognition, as well as greater financial, technical, marketing, and public relations resources. Our competitors may be able to respond more quickly to technological developments and changes in clients' needs. Further, as a result of the low barriers to entry, we may face additional competition from new entrants into our markets. We do not own any technologies that preclude or inhibit competitors from entering the general business areas in which we compete. Existing or future competitors may independently develop and patent or copyright technologies that are superior or substantially similar to our technologies, which may place us at a competitive disadvantage.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND, AS A RESULT, WE COULD LOSE COMPETITIVE ADVANTAGES WHICH DIFFERENTIATE OUR SOLUTIONS AND OUR ABILITY TO ATTRACT AND RETAIN CLIENTS.

     Our success is dependent, in part, upon our intellectual property rights. We rely upon a combination of trade secret, confidentiality and nondisclosure agreements, and other contractual arrangements, as well as copyright and trademark laws to protect our proprietary rights. We have no patents or pending patent applications. We enter into confidentiality agreements with our employees, we generally require that our consultants and clients enter into these agreements, and we attempt to limit access to and distribution of our proprietary information. Nevertheless, we may be unable to deter misappropriation of our proprietary information or to detect unauthorized use and take appropriate steps to enforce our intellectual property rights or proprietary information.

     We attempt to retain significant ownership or rights to use our internally developed software applications which we can market and adapt through further customization for other client projects. Under some of our client contracts, all of our project developments are the property of the client and we have no or limited rights to reuse or provide these developments in other client projects. To the extent that we are unable to negotiate contracts which permit us to reuse code and methodologies, or to the extent that we have conflicts with our clients regarding our ability to do so, we may be unable to provide services to some of our clients within price and timeframes acceptable to these clients.

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

IF WE ARE UNABLE TO SUCCESSFULLY POSITION AND SELL OUR APPLICATION OUTSOURCING SERVICES, WE MAY BE UNABLE TO RECOVER OUR INVESTMENT IN PROVIDING THESE SERVICES, REDUCING OUR PROFITABILITY AND THE PRICE OF OUR COMMON STOCK.

     Our ability to increase revenues and profitability depends in part on the adoption and acceptance of third-party application hosting services by our clients. We have only recently begun to offer third-party application outsourcing services. We have expended significant resources and expect to continue to invest to increase our data center capacity to accommodate our hosting services. If we do not generate sufficient revenues from these services, our operating results and stock price could be negatively affected.

SOME OF OUR CLIENTS ARE EMERGING COMPANIES THAT HAVE LITTLE OR NO OPERATING HISTORY AND MAY LACK THE RESOURCES TO PAY OUR FEES, WHICH COULD CAUSE US TO INCUR LOSSES ON THESE ACCOUNTS.

     We derive a portion of our revenues from small emerging companies that have limited operating histories and resources to pay our fees. We have recently increased our allowance for doubtful accounts receivable due to changing market conditions affecting capital availability to such clients. In addition, we provide services to select start-up companies in exchange for equity in those clients. These companies often have little or no earnings or cash flow and their business is generally at greater risk of failing than more established, traditional businesses. As a result, these clients may be unable to pay for our services in a timely manner, or at all. This would reduce our cash flow, making it difficult to carry on our business without additional funds, and could lead to the inefficient allocation of our professional and other resources. In addition, if the investments we make in these companies decline in value, we may be required to recognize losses on our investments.

     Of the $11.8 million in bad debt expense incurred in 2000, approximately $7.4 million is attributable to development stage and dot-com clients that have not been able to pay as a result of the slow-down in funding for start up ventures in 2000. The remaining $4.4 million in bad debt expense is attributable to disputes with clients. We are currently in arbitration with these clients to resolve these disputes.

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

     We incurred negative cash flows from operations in 2000, and continue to do so in 2001. Although we believe that we have sufficient cash to sustain negative cash flows from operations for the balance of the year, thereafter we may need to raise additional funds through public or private equity or debt financings in order to:

     .    support capital expenditures;

     .    take advantage of acquisition or expansion opportunities;

     .    develop new services;

     .    address working capital needs; or

     .    address unanticipated contingencies.

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

THE VOLUME OF TRADING OF OUR COMMON STOCK COULD FLUCTUATE SIGNIFICANTLY, ADVERSELY AFFECTING OUR STOCK PRICE.

     The stock prices of many technology companies, such as ours, have declined significantly in recent periods. If investor interest in these stocks continues to decline generally or does not increase, the price of our common stock could continue to decline suddenly and significantly.

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT THEIR MARKET PRICE, NEGATIVELY IMPACTING YOUR INVESTMENT.

     There are a substantial number of shares currently available for sale in the public market, and additional shares will be available for sale as exemptions from registration afforded by Rules 144 of the Securities Act of 1933 become available. The sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Some holders of shares of our common stock who held our preferred stock outstanding immediately prior to our initial public offering and one of our warrant holders have registration rights relating to a total of 4,638,170 shares of our common stock, which currently enable them to require us to register their shares for sale under the Securities Act.

THE HOLDINGS OF MR. GARVEY MAY LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER MATTERS SUBJECT TO A STOCKHOLDER VOTE, INCLUDING A SALE OF OUR COMPANY ON TERMS THAT MAY BE ATTRACTIVE TO YOU.

     James G. Garvey, Jr., a director, executive officer, and our founder, currently owns approximately 52% of our outstanding common stock. Mr. Garvey's stock ownership and management positions enable him to exert considerable influence over us, including in the election of directors and the approval of other actions submitted to our stockholders. In addition, without the consent of Mr. Garvey, we may be prevented from entering into transactions that could be viewed as beneficial to other stockholders, including a sale of Integrated Information Systems. This could prevent you from selling your stock to a potential acquirer at prices that exceed the market price of our stock, or could cause the market price of our common stock to decline.

OUR CHARTER DOCUMENTS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, WHICH COULD LIMIT YOUR ABILITY TO SELL YOUR STOCK TO AN ACQUIRER AT A PREMIUM PRICE OR COULD CAUSE OUR STOCK PRICE TO DECLINE.

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

     Our by-laws do not permit any person other than at least three members of our board of directors, our President, the Chairman of the Board, or holders of at least a majority of our stock to call special meetings of the stockholders. In addition, a stockholder's proposal for an annual meeting must be received within a specified period in order to be placed on the agenda. Because stockholders have limited power to call meetings and are subject to timing requirements in submitting stockholder proposals for consideration at meetings, any third-party takeover or other matter that stockholders wish to vote on that is not supported by the board of directors could be subject to significant delays and difficulties.

     If a third party finds it more difficult to acquire us because of these provisions, you may not be able to sell your stock at a premium price that may have been offered by the acquirer, and the trading price of our stock may be lower than it otherwise would be if these provisions were not in effect.

OUR CURRENT STOCK REPURCHASE PLAN MAY ADVERSELY AFFECT THE TRADING VOLUME AND LIQUIDITY OF OUR COMMON STOCK AND COULD CAUSE OUR STOCK PRICE TO DECLINE.

     In December 2000, our board authorized a stock repurchase plan which authorizes us to purchase up to $2 million of our common stock on the open market in compliance with applicable SEC regulations. If we continue to repurchase our common stock under this plan, the number of shares of our common stock outstanding will decrease. This decrease could reduce the trading volume of our common stock, adversely impacting the liquidity and value of our common stock.

                              ITEM 2. PROPERTIES

     Our headquarters and principal facilities are located in various leased facilities in Tempe, Arizona consisting of approximately 148,000 square feet. The leases for these facilities expire on various dates between September 2002 and December 2009. We have also entered into a lease for approximately 71,000 additional square feet of space in a building in Tempe, which is currently under construction. When construction on that building is completed, a portion of our Tempe staff will occupy that building and 114,000 square feet of existing space will be vacated and subleased to third parties. In addition, we have signed leases on various terms for regional office space in Atlanta, Boston, Denver, Las Vegas, Los Angeles, Irvine and Bangalore, India.


                          ITEM 3.  LEGAL PROCEEDINGS

     We have initiated three arbitration claims and one lawsuit pursuant to service agreements against four clients to collect unpaid invoices totaling $4,400,000. These claims are in the early stages and the results cannot be predicted with certainty. We may receive counterclaims from these clients as part of these proceedings. We do not, however, anticipate that any counterclaims would have a material adverse effect on our business or operations.


                      ITEM 4.  SUBMISSION OF MATTERS TO A
                           VOTE OF SECURITY HOLDERS

     Not applicable.


                              SUPPLEMENTAL ITEM.
                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and positions of all of our current executive officers.

     Name                    Age   Position
     ----                    ---   --------

     James G. Garvey, Jr.    36    President, Chief Executive Officer, and
                                   Chairman of the Board of Directors
     David A. Wirthlin       40    Chief Financial Officer and Treasurer
     Jeffrey Frankel         47    Corporate Counsel and Secretary


     James G. Garvey, Jr. founded Integrated Information Systems, Inc. in 1989 and has served as our President, Chief Executive Officer, and Chairman of the Board since inception. Mr. Garvey graduated Cum Laude with a degree in Industrial Engineering from Arizona State University and has completed graduate studies at Arizona State University in computer integrated manufacturing, software development, and database design.

     David A. Wirthlin has served as our Chief Financial Officer and Treasurer since September 1997. From April 1994 to September 1997, Mr. Wirthlin was the Chief Financial Officer of SkyMall, Inc. (Nasdaq: SKYM), a catalog and in-flight retailer. Prior to SkyMall, he was employed for seven years with Arthur Andersen, where he most recently held the position of Consulting Manager. Mr. Wirthlin is a Certified Public Accountant. Mr. Wirthlin received an M.B.A. from the University of Chicago Graduate

School of Business and a B.A. in Accounting from the University of Utah, where he graduated Magna Cum Laude.

     Jeffrey Frankel has served as our Corporate Counsel and Secretary since June 1999. Prior to joining us, for thirteen years he held various positions at MicroAge, Inc., a global information technology reseller and integrator, including Assistant Corporate Counsel and Vice President and Corporate Counsel. In addition to his legal responsibilities, from 1993 to 1997 he was Vice President and Managing Director of MIS Global, MicroAge's international division. Mr. Frankel received his M.B.A. from Keller Graduate School of Business in Phoenix, his J.D. from St. Louis University School of Law, and a B.A. in Political Science from Colby College in Waterville, Maine.

                                    PART II

                    ITEM 5.  MARKET FOR REGISTRANT'S COMMON
                   STOCK AND RELATED SECURITY HOLDER MATTERS

          Our common stock is traded on the Nasdaq National Market under the symbol "IISX." The common stock commenced public trading on March 17, 2000 in connection with our initial public offering. As a result, high and low market price information is not available for periods prior to the first quarter of fiscal 2000. The following table sets forth the high and low closing sale prices of our common stock, as reported by the Nasdaq National Market, for the periods indicated:


                                                                                                   Market Price
                                                                                                   ------------

                                                                                                   High    Low
                                                                                                  ------  -----
     Fiscal Year 2000

     First Quarter..............................................................................  $25.88  $20.75
     Second Quarter.............................................................................  $19.13  $ 4.88
     Third Quarter..............................................................................  $ 9.13  $ 4.63
     Fourth Quarter.............................................................................  $ 4.88  $ 0.63
     Fiscal Year 2001 First Quarter (through March  16, 2001)...................................  $ 1.66  $ 0.63

     As of March 16, 2001, there were approximately 181 holders of record of our common stock.


                 ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section is not intended to replace the consolidated financial statements. The balance sheet data as of December 31, 2000 and 1999 and statement of operations data for each of the three years ended December 31, 2000 have been derived from our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, which have been audited by KPMG LLP, independent certified public accountants. The balance sheet data as of December 31, 1998, 1997 and 1996 and statement of operations data for the years ended 1997 and 1996 are derived from our historical consolidated financial statements not included in this Annual Report on Form 10-K.

     Prior to August 24, 1998, we elected to be taxed as an S corporation under the Internal Revenue Code. As an S corporation, we were not subject to income taxes. Pro forma net earnings (loss) reflect the income taxes that would have been recorded had we been subject to income taxes as a C corporation for all periods assuming an effective tax rate of 40%. Provision for income taxes and net loss for the years ended December 31, 2000 and 1999 are actual, as we were a C corporation for these entire periods.

                                                                                          Years Ended December 31,
                                                                             --------------------------------------------------
                                                                                2000       1999      1998      1997      1996
                                                                             --------    -------   -------   -------   -------
                                                                                   (in thousands, except per share data)
Statements of Operations Data:
Revenues..................................................................   $ 54,290    $21,205   $ 7,616   $ 5,385   $ 2,456
Cost of revenues..........................................................     34,542     11,347     4,256     3,346     1,343
                                                                             --------    -------   -------   -------   -------
   Gross profit...........................................................     19,748      9,858     3,360     2,039     1,113
                                                                             --------    -------   -------   -------   -------
Operating expenses:
   Selling and marketing..................................................      8,278      2,918     1,276       510       216
   General and administrative.............................................     39,279      8,110     3,067     1,334       658
                                                                             --------    -------   -------   -------   -------
   Total operating expenses...............................................     47,557     11,028     4,343     1,844       874
                                                                             --------    -------   -------   -------   -------
Income (loss) from operations.............................................    (27,809)    (1,170)     (983)      195       239
Interest income (expense), net............................................      2,381       (237)     (212)     (144)      (40)
Provision (benefit) for income taxes......................................         --        (18)       18        --        --
                                                                             --------    -------   -------   -------   -------
   Net earnings (loss) before preferred dividends.........................    (25,428)    (1,389)   (1,213)       51       199
Cumulative dividend on preferred stock....................................         --       (246)       --        --        --
                                                                             --------    -------   -------   -------   -------
Net earnings (loss) attributable to common
  stockholders............................................................   $(25,428)   $(1,635)  $(1,213)  $    51   $   199
                                                                             ========    =======   =======   =======   =======
Pro forma income tax expense..............................................        n/a        n/a        --        32        80
                                                                                                   -------   -------   -------
Pro forma net earnings (loss).............................................        n/a        n/a   $(1,213)  $    19   $   119
                                                                                                   =======   =======   =======
Basic and diluted earnings (loss) per common share........................   $  (1.32)   $  (.15)  $  (.12)  $   .01   $   .02
                                                                             ========    =======   =======   =======   =======
Weighted average common shares outstanding:
  Basic...................................................................     19,302     10,828    10,273    10,000    10,000
                                                                             ========    =======   =======   =======   =======
  Diluted.................................................................     19,302     10,828    10,273    10,145    10,000
                                                                             ========    =======   =======   =======   =======
Balance Sheet Data:
Cash and cash equivalents.................................................   $ 46,541    $   863   $   392   $    90   $     3
Working capital (deficit).................................................     45,540        662        16       320        (1)
Total assets..............................................................     81,324     12,118     3,495     2,062       653
Long-term debt and capital lease obligations, less
  current installments....................................................      3,909      1,825     1,032       985       143
Convertible preferred stock...............................................         --      4,882        --        --        --
Total stockholders' equity (deficiency)...................................   $ 66,150    $  (704)  $   (56)  $   180   $    78

                 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report.

Overview

     Since our inception in 1989, we have been a leader in applying emerging technologies by building and operating integrated information systems that allow our clients to transform themselves into a digital business model. Our success in assisting clients has been accompanied by significant growth in revenue, personnel, and infrastructure over our twelve-year history.

     We derive our revenues primarily from the delivery of professional services. We offer our services to clients under time and materials contracts or under fixed fee contracts. For time and material projects, we recognize revenues based on the number of hours worked by consultants at a rate per hour agreed upon with our clients. We recognize revenues from fixed-price contracts on a percentage-of-completion method based on project hours worked. The percentage of our revenues from fixed fee contracts was approximately 5% in 2000 and 11% in 1999. We provide our application outsourcing services at a minimum monthly fee and charge extra fees for services that exceed agreed-upon parameters. Revenues from these services are recognized as services are provided.

     Our cost of revenues consists primarily of employee compensation and benefits and depreciation of hosting facility property and equipment. Sales and marketing expenses consist primarily of compensation and benefits, and the costs of marketing programs. General and administrative expenses consist primarily of compensation and benefits for our executive management and our finance, administration, information technology, and human resources personnel. General and administrative expenses also include research and development expense, depreciation, bad debt expense and operating expenses such as rent, insurance, telephones, office supplies, travel, outside professional services, training, and facilities costs.

     We have historically derived and believe that we will continue to derive a significant portion of our revenues from a limited number of clients who may change from year to year. Any cancellation, deferral, or significant reduction in work performed for our principal clients could harm our business and cause our operating results to fluctuate significantly from period to period. As a result of our investments, infrastructure buildup and increase in operating expenses in 1999 and 2000, we incurred a net loss in 2000 and anticipate incurring a net loss in 2001. Further, our quarterly revenue, cost of revenues, and operating results have varied in the past due to fluctuations in the utilization of project personnel and are likely to vary significantly in the future. Therefore, we believe that period-to-period comparisons of our operating results may not necessarily be meaningful and should not be relied upon as indications of future performance.

     In the fourth quarter of 2000, in response to a significant softening demand across our industry sector, we initiated an organizational restructuring to more effectively address these changing market conditions. This restructuring included a reduction in workforce of 110 employees, or 19% of the overall employee base, for which we incurred a charge of $1 million. This reduction included 42% of the SG&A headcount, 21% of application management service workforce, and 11% of billable consultants. The restructuring also included a client-focused organizational realignment.

     Also in the fourth quarter of 2000, we took a charge associated with the write-off of $8.5 million in accounts receivable. The collectablity of these receivables had become impaired as a result of a general tightening in the credit and capital markets for many of our clients, including certain dot-com companies, adversely affecting funding opportunities for these clients.

Results of Operations

  The following table sets forth selected financial data for the periods indicated expressed as a percentage of revenues:

                                                                           Years Ended December 31,
                                                                     ------------------------------------
                                                                       2000          1999           1998
                                                                     ------         -----         ------
               Revenues......................................         100.0%        100.0%         100.0%
               Cost of revenues..............................          63.6          53.5           55.9
                                                                     ------         -----         ------
               Gross profit..................................          36.4          46.5           44.1
               Operating expenses:
                 Selling and marketing.......................          15.2          13.8           16.8
                 General and administrative..................          72.4          38.2           40.3
                                                                     ------         -----         ------
                    Total operating expenses.................          87.6          52.0           57.1
                                                                     ------         -----         ------
               Loss from operations..........................         (51.2)         (5.5)         (13.0)
                                                                     ------         -----         ------
               Interest income (expense), net................           4.4          (1.1)          (2.8)
               Loss before income tax expense................         (46.8)         (6.6)         (15.8)
               Income tax expense(1).........................            --            --             --
                                                                     ------         -----         ------
               Net loss (1)..................................         (46.8)%        (6.6)%        (15.8)%
                                                                     ======         =====         ======

__________

(1) Provision for income tax expense and net earnings for the year ended December 31, 1998 are pro forma as we were an S corporation for this period.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues. Revenues increased 156% to $54.3 million in 2000 from $21.2 million in 1999. The increase in revenues reflects increases in the size and number of client engagements involving more complex internet applications, increases in the average rate per hour charged for services and an increase in revenues from our largest customer. New engagements contributed approximately $16 million of the increase in revenues for the year. Our 29% increase in average hourly rates accounted for approximately $9 million of the increase. Revenues from our largest customer were $13.2 million in 2000, compared to $7.5 million in 1999.

     Cost of Revenues. Cost of revenues increased 205% to $34.5 million in 2000 from $11.3 million in 1999. This increase was due primarily to an increase in project personnel from 252 at December 31, 1999 to 376 at December 31, 2000. Approximately $5.0 million of this increase was attributable to cost of revenues from application outsourcing services, including the cost of personnel and depreciation. As a percentage of revenues, cost of revenues increased to 64% in 2000 from 54% in 1999, primarily due to the addition of cost of revenues from application outsourcing services in 2000.

     Selling and Marketing Expenses. Selling and marketing expenses increased 186% to $8.3 million in 2000 from $2.9 million in 1999. Of this increase, approximately $3.8 million was attributable to the addition of personnel in the sales and marketing departments in 2000. In addition, approximately $1.6 of the increase in selling and marketing expenses in 2000 was due to increased advertising and promotional expenses. As a percentage of revenues, selling and marketing expenses increased to 15% in 2000 from 14% in 1999.

     General and Administrative Expenses. General and administrative expenses increased 385% to $39.3 million in 2000 from $8.1 million in 1999. Of the increase, approximately $11.8 million was due to additional bad debt expense, approximately $6 million was due to additional depreciation expense, approximately $3 million was due to additional rent expense, and approximately $3 million was attributable to additional compensation and benefits. The balance of the increase was related to increases in other expenses such as training, insurance, travel, telecommunications and office administration expenses. As a percentage of revenues, general and administrative costs increased to 72% in 2000 from 38% in 1999.

     Of the $11.8 million in bad debt expense incurred in 2000, approximately $7.4 million is attributable to development stage and dot-com clients that have not been able to pay as a result of the slow-down in funding for start up ventures in 2000. The remaining $4.4 million in bad debt expense is attributable to disputes with clients. We are currently in arbitration with these clients to resolve these disputes.

     Interest Income, Net. Interest income, net of interest expenses increased to $2.4 million in 2000 compared to net interest expense of $237,000 in 1999. The increase in 2000 was due primarily to interest income earned on the invested portion of proceeds from both our preferred stock financing in January 2000 and our initial public offering in March and April 2000.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues. Revenues increased 178% to $21.2 million in 1999 from $7.6 million in 1998. The increase in revenues reflects increases in the average rate per hour charged for services, increases in the size and number of typical client engagements reflecting engagements involving more complex Internet applications, and a significant increase in revenues from American Express. Our 30% increase in average hourly rates accounted for approximately $2.0 million of the increase. This increase in our average hourly rates is primarily attributable to an increased demand for our services and the more complex nature of our Internet applications services. The number of new client engagements contributed approximately $3.9 million for the year. Revenues from American Express were $7.5 million in 1999, compared to $251,000 in 1998.

     Cost of Revenues. Cost of revenues increased 167% to $11.3 million in 1999 from $4.3 million in 1998. This increase was due primarily to an increase in project personnel from 89 at December 31, 1998 to 252 at December 31, 1999. As a percentage of revenues, cost of revenues decreased from 56% in 1998 to 54% in 1999, primarily due to the increases in pricing.

     Selling and Marketing Expenses. Selling and marketing expenses increased 129% to $2.9 million in 1999 from $1.3 million in 1998. An increase of approximately $870,000 was due primarily to the addition of personnel in the sales and marketing departments in 1999. Additionally, the increase was due to increased advertising and promotional expenses of approximately $745,000 in 1999. As a percentage of revenues, selling and marketing expenses decreased to 14% in 1999 from 17% in 1998. The percentage decrease is due to the significant growth in revenues in 1999, which included substantial additional business from existing clients.

     General and Administrative Expenses. General and administrative expenses increased 164% to

$8.1 million in 1999 from $3.1 million in 1998. Of the increase, $1.2 million was attributable to compensation paid to administrative personnel added in 1999. The balance was related to increases in recruiting and training expenses as well as additional insurance, depreciation, and rent expense. Because of our revenue growth, as a percentage of revenues, general and administrative costs decreased to 38% in 1999 from 40% in 1998.

     Interest Expense. Interest expenses are related to borrowings under our credit facility and capital leases. Interest expense increased to $237,000 in 1999 from $212,000 in 1998.

     Pro Forma Income Tax Expense. The 1999 income tax benefit results primarily from the conversion of accrual to cash-based tax accounting, while the 1998 income tax expense results primarily from nondeductible permanent differences.

Quarterly Results of Operations

     The following table sets forth a summary of our unaudited quarterly operating results for each of the eight quarters ended December 31, 2000, and the percentage of our revenues represented by each item in the respective quarters. This data has been derived from our unaudited interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for a full year or in any future period.

                                                                                    Quarters Ended
                                               ------------------------------------------------------------------------------------
                                               Dec. 31,   Sept. 30,   June 30,   Mar. 31,   Dec. 31,   Sept 30, June 30,   Mar. 31,
                                                 2000       2000        2000       2000       1999       1999     1999       1999
                                               --------   ---------   --------   --------   --------   -------- --------   --------
                                                                                  (in thousands)
Statement of Operations Data:
Revenues.....................................   $ 11,119    $17,336    $15,381    $10,454    $ 6,507     $6,395   $5,050     $3,253
Cost of revenues.............................      9,883     10,362      8,782      5,515      4,100      3,349    2,250      1,648
                                                --------    -------    -------    -------    -------     ------   ------     ------
Gross profit.................................      1,236      6,974      6,599      4,939      2,407      3,046    2,800      1,605
Operating expenses:
   Selling and marketing.....................      1,495      1,828      2,722      2,233      1,501        586      472        359
   General and administrative................     16,664      9,571      7,912      5,132      3,443      2,345    1,414        908
                                                --------    -------    -------    -------    -------     ------   ------     ------
      Total operating expenses...............     18,159     11,399     10,634      7,365      4,944      2,931    1,886      1,267
                                                --------    -------    -------    -------    -------     ------   ------     ------
Income (loss) from operations................    (16,923)    (4,425)    (4,035)    (2,426)    (2,537)       115      914        338
Interest income (expense), net...............        666        738        818        159        (65)       (64)     (49)       (59)
Earnings (loss) before income tax
   expense (benefit).........................    (16,257)    (3,687)    (3,217)    (2,267)    (2,602)        51      865        279
Income tax expense (benefit).................         --         --         --         --       (441)        18      306         99
                                                --------    -------    -------    -------    -------     ------   ------     ------
Net earnings (loss)..........................   $(16,257)   $(3,687)   $(3,217)   $(2,267)   $(2,161)    $   33   $  559     $  180
                                                ========    =======    =======    =======    =======     ======   ======     ======
As a Percentage of Revenues:
Revenues.....................................      100.0%     100.0%     100.0%     100.0%     100.0%     100.0%   100.0%     100.0%
Cost of revenues.............................       88.9       59.8       57.1       52.8       63.0       52.4     44.6       50.7
                                                --------    -------    -------    -------    -------     ------   ------     ------
Gross profit.................................       11.1       40.2       42.9       47.2       37.0       47.6     55.4       49.3
Operating expenses:
   Selling and marketing.....................       13.4       10.5       17.7       21.4       23.1        9.2      9.3       11.0
   General and administrative................      149.9       55.2       51.4       49.1       52.9       36.7     28.0       27.9
                                                --------    -------    -------    -------    -------     ------   ------     ------
      Total operating expenses...............      163.3       65.7       69.1       70.5       76.0       45.9     37.3       38.9
                                                --------    -------    -------    -------    -------     ------   ------     ------
Income (loss) from operations................     (152.2)     (25.5)     (26.2)     (23.2)     (39.0)       1.7     18.1       10.4
Interest income (expense), net...............        6.0        4.3        5.3        1.5       (1.0)      (1.0)    (1.0)      (1.8)
Earnings (loss) before income tax
   expense (benefit).........................     (146.2)     (21.2)     (20.9)     (21.7)     (40.0)       0.7     17.1        8.6
Income tax expense (benefit).................         --         --         --         --       (6.8)       0.3      6.1        3.0
                                                --------    -------    -------    -------    -------     ------   ------     ------
Net earnings (loss)..........................     (146.2)%    (21.2)%    (20.9)%    (21.7)%    (33.2)%      0.4%    11.0%       5.6%
                                                ========    =======    =======    =======    =======     ======   ======     ======

Liquidity and Capital Resources

     Since inception, we have funded our operations and investments in property and equipment through cash generated from operations, capital lease financing arrangements, bank borrowings, and equity financings. In January 2000, we raised $20.2 million, before expenses of $800,000, through a private placement of Series C preferred stock to institutional and other accredited investors. In March and April 2000, we raised an additional $67.5 million (net of underwriting discounts and other offering expenses) through our initial public offering of 4,945,000 shares of our common stock.

     At December 31, 2000, we had approximately $46.5 million in cash and cash equivalents and $45.5 million in working capital.

     Net cash used in operating activities for the years ended December 31, 2000, 1999, and 1998 was $19.9 million, $2.3 million, and $1.3 million, respectively. Cash used in operating activities in each of these periods was the result of net losses, adjusted for non-cash items primarily related to depreciation and amortization, increases in accounts receivable and prepaid expenses and other current assets, partially offset by increases in accounts payable and accrued expenses related to our growth.

     Net cash used in investing activities for the years ended December 31, 2000, 1999, and 1998 was $16.9 million, $2.3 million, and $64,000, respectively. Cash used in investing activities in each period consisted primarily of purchases of computer equipment, furniture and leasehold improvements to support growth in our infrastructure. During 2000 we invested approximately $7 million, net of leased furniture and equipment, in our application outsourcing services data center. We also invested in geographical expansion during 2000. We anticipate capital expenditures of approximately $8 million in 2001.

     Net cash provided by financing activities for the years ended December 31, 2000, 1999, and 1998 was $82.5 million, $5.1 million, and $1.6 million, respectively. In 2000, cash provided by financing activities was from the sale of our preferred stock in a private placement and our common stock in our initial public offering. In 1999, cash provided by financing activities was from the sale of our preferred and common stock, and borrowings under our credit facility. In 1998, cash provided by financing activities was from the sale of our common stock and borrowings under our credit facility.

     Non-cash investing and financing activities for the years ended December 31, 2000, 1999, and 1998 consisted of new capital lease obligations for property and equipment of $9.3 million, $1.9 million, and $464,000, respectively.

     As of December 31, 2000, we had a $2.0 million line of credit and a master lease agreement to finance up to $3.0 million of computer equipment, both with Imperial Bank. These facilities are secured by accounts receivable, inventory, equipment, furniture, and intellectual property. The line of credit and the term loan bear interest at a rate of prime plus 1% (9.5% at December 31, 2000). The master lease agreement has an implied interest rate of approximately 10.5%. As of December 31, 2000, we had no borrowings outstanding under the line of credit but a balance of $2.2 million outstanding under the master lease agreement. The line of credit requires compliance with certain financial and other covenants. As of December 31, 2000, we were in compliance with these covenants. The line of credit is subject to renewal on September 30, 2001. The master lease agreement expires on various dates through June 2002. As of December 31, 2000 the line of credit was supporting letters of credit totaling $1.0 million.

     We believe that current cash balances and amounts available under our credit facilities will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months. We may need additional financing to fund our cash requirements beyond 12 months. In this regard, we expect to continue to invest in our business in an effort to grow revenues. Such additional financing, if needed, may not be available on terms acceptable to us, if at all.

Recently Issued Accounting Pronouncements

     In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instructions and Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instructions and Certain Hedging Activities, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. We adopted these standards on January 1, 2001 and believe that such adoption will not have a significant effect on our financial statements.

     In March 2000 the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (an interpretation of APB 25). This interpretation clarifies the application of APB No. 25 by clarifying the definition of an employee, the determination of non-compensatory plans and the effect of modifications to stock options. This interpretation was effective July 1, 2000 and did not have a material effect on our consolidated financial statements.

Forward-Looking Statements

     The above discussion contains forward-looking statements based on current expectations, and we assume no obligation to update these statements. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. These statements are based on our estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include: a reduced demand for Internet services; the loss of one or more of our significant clients; an inability to increase our market share; difficulties in maintaining our technology alliances; and a continued downturn in economic conditions.

     These factors and the other matters discussed above under the heading "Factors that May Affect Future Results and Our Stock Price" in Item 1 of this Report may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.

                    ITEM 7A.  QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

     To date, we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in 2001. We invest our cash in money market funds, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial.

     All of our revenues are realized currently in U.S. dollars and are from customers primarily in the United States. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report........................................................................... 32
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 2000 and 1999......................................... 33
  Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998........... 34
  Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 2000,
      1999 and 1998.................................................................................... 35
  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998........... 36
Notes to Consolidated Financial Statements............................................................. 37

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Integrated Information Systems, Inc.:

  We have audited the accompanying consolidated balance sheets of Integrated Information Systems, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Information Systems, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                  /s/ KPMG LLP

Phoenix, Arizona
January 31, 2001

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                                                     December 31,
                                                                                             --------------------------
                                                                                                 2000             1999
                                                                                             --------          -------
Assets
Current assets:
 Cash and cash equivalents........................................................           $ 46,541          $   863
 Accounts receivable, net.........................................................              6,572            3,982
 Income tax receivable............................................................                111              539
 Unbilled revenues on contracts...................................................                472              685
 Prepaid expenses and other current assets........................................              3,109              708
                                                                                             --------          -------
   Total current assets...........................................................             56,805            6,777
Property and equipment, net.......................................................             23,647            4,323
Other assets......................................................................                872            1,018
                                                                                             --------          -------
                                                                                             $ 81,324          $12,118
                                                                                             ========          =======
Liabilities, Convertible Preferred Stock and
  Stockholders' Equity (Deficiency)
Current liabilities:
 Accounts payable and accrued expenses............................................           $  6,494          $ 3,703
 Line of credit...................................................................                 --            1,015
 Current installments of long-term debt...........................................                 --              222
 Current installments of capital lease obligations................................              4,322              779
 Deferred revenues on contracts...................................................                449              396
                                                                                             --------          -------
   Total current liabilities......................................................             11,265            6,115
Long-term debt, less current installments.........................................                 --              663
Capital lease obligations, less current installments..............................              3,909            1,162
                                                                                             --------          -------
   Total liabilities..............................................................             15,174            7,940
Series A Convertible Preferred Stock, $.001 par value;
 5,000,000 shares authorized; zero and 1,666,666 shares issued and outstanding at
  December 31, 2000 and 1999, respectively........................................                 --            2,882

Series B Convertible Preferred Stock, $.001 par value; 5,000,000 shares authorized; zero and 751,879 shares issued and outstanding at December 31, 2000
 and 1999, respectively...........................................................                 --            2,000

Series C Convertible Preferred Stock, $.001 par value;
 5,000,000 shares authorized; zero shares issued and outstanding at December 31,
  2000 and 1999...................................................................                 --               --

Commitments and contingencies
 (notes 6, 8, 9, 13 and 16)....................................................
Stockholders' equity (deficiency):
 Common stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding 20,683,922 and 10,913,025 shares at December
    31, 2000 and 1999, respectively...............................................                 21               11

 Additional paid-in capital.......................................................             93,613            1,298
 Accumulated deficit..............................................................            (27,441)          (2,013)
 Accumulated other comprehensive loss.............................................                (43)              --
                                                                                             --------          -------
   Total stockholders' equity (deficiency)........................................             66,150             (704)
                                                                                             --------          -------
                                                                                             $ 81,324          $12,118
                                                                                             ========          =======

         See accompanying notes to consolidated financial statements.

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                                     Years Ended December 31,
                                                                              -------------------------------------
                                                                                  2000          1999          1998
                                                                              --------       -------       -------
Revenues..............................................................        $ 54,290       $21,205       $ 7,616
Cost of revenues......................................................          34,542        11,347         4,256
                                                                              --------       -------       -------
         Gross profit.................................................          19,748         9,858         3,360
                                                                              --------       -------       -------
Operating expenses:
  Selling and marketing...............................................           8,278         2,918         1,276
  General and administrative..........................................          39,279         8,110         3,067
                                                                              --------       -------       -------
          Total operating expenses....................................          47,557        11,028         4,343
                                                                              --------       -------       -------
Loss from operations..................................................         (27,809)       (1,170)         (983)
Interest income.......................................................           3,197            --            --
Interest expense......................................................            (816)         (237)         (212)
                                                                              --------       -------       -------
Loss before income taxes..............................................         (25,428)       (1,407)       (1,195)
Provision (benefit) for income taxes..................................              --           (18)           18
                                                                              --------       -------       -------
          Net loss before preferred dividends.........................         (25,428)       (1,389)       (1,213)
Cumulative dividend on preferred stock................................              --          (246)           --
                                                                              --------       -------       -------
Net loss attributable to common stockholders..........................        $(25,428)      $(1,635)      $(1,213)
                                                                              ========       =======       =======
Loss per share:
  Basic and diluted...................................................        $  (1.32)      $  (.15)      $  (.12)
                                                                              ========       =======       =======
Weighted average common shares outstanding............................          19,302        10,828        10,273
                                                                              ========       =======       =======

         See accompanying notes to consolidated financial statements.

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     (In thousands, except share amounts)

                                                                                                      Accumulated       Total
                                                                         Additional                      other      stockholders'
                                                        Common Stock       paid-in    Accumulated   Comprehensive       equity
                                                     ------------------
                                                       Shares    Amount    capital      deficit          loss        (deficiency)
                                                     ----------  ------  -----------  ------------  -------------   --------------
Balances, December 31, 1997........................  10,000,000     $10     $    51      $    119     $     --           $    180
 Issuance of common stock, net.....................     523,500       1         976            --           --                977
 Exercise of stock options.........................         500      --          --            --           --                 --
 Reclass of accumulated deficit at date of                                                                  --
  Subchapter S termination.........................          --      --        (470)          470           --                 --
 Net loss..........................................          --      --          --        (1,213)          --             (1,213)
                                                     ----------     ---     -------      --------     --------           --------

Balances, December 31, 1998........................  10,524,000      11         557          (624)          --                (56)
 Issuance of common stock, net.....................     373,750      --         711            --           --                711
 Exercise of stock options.........................       4,475      --           5            --           --                  5
 Compensation expense..............................      10,800      --          22            --           --                 22
 Issuance of warrants..............................          --      --           3            --           --                  3
 Net loss..........................................          --      --          --        (1,389)          --             (1,389)
                                                     ----------     ---     -------      --------     --------           --------

Balances, December 31, 1999........................  10,913,025      11       1,298        (2,013)          --               (704)
 Issuance of common stock upon conversion of
  preferred stock..................................   4,538,170       5      24,288            --           --             24,293
 Issuance of common stock pursuant to IPO, net of
  costs of $6,659,000..............................   4,945,000       5      67,511            --           --             67,516
 Issuance of common stock under Employee Stock
  Purchase Plan....................................     155,102      --         246            --           --                246
 Exercise of stock options.........................     115,625      --         236            --           --                236
 Exercise of warrants..............................      17,000      --          34            --           --                 34
 Currency translation adjustments..................          --      --          --            --          (43)               (43)
 Net loss..........................................          --      --          --       (25,428)          --            (25,428)
                                                     ----------     ---     -------      --------     --------           --------
     Total comprehensive loss......................          --      --          --            --           --            (25,471)
                                                     ----------     ---     -------      --------     --------           --------

Balances, December 31, 2000........................  20,683,922     $21     $93,613      $(27,441)    $    (43)          $ 66,150
                                                     ==========     ===     =======      ========     ========           ========

         See accompanying notes to consolidated financial statements.

             INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                 Years Ended December 31,
                                                                          ------------------------------------
                                                                             2000          1999          1998
                                                                          --------       -------       -------
Cash flows from operating activities:
  Net loss..........................................................      $(25,428)      $(1,389)      $(1,213)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization..................................         6,895           749           365
     Increase in allowance for doubtful accounts....................         6,081           598            65
     Deferred tax liability.........................................            --           (18)           18
     Non-cash compensation expense..................................            --            25            --
     Increase (decrease) in cash resulting from changes in:
       Accounts receivable..........................................        (8,671)       (3,187)         (702)
       Income tax receivable........................................           428          (539)           --
       Unbilled revenues on contracts...............................           213           (90)         (324)
       Prepaid expenses and other current assets....................        (2,401)         (571)          (38)
       Other assets.................................................           146          (904)           31
       Accounts payable and accrued expenses........................         2,791         2,638           620
       Deferred revenues on contracts...............................            53           368           (75)
                                                                          --------       -------       -------
          Net cash used in operating activities.....................       (19,893)       (2,320)       (1,253)
                                                                          --------       -------       -------

Cash flows from investing activities:
  Capital expenditures..............................................       (16,885)       (2,327)          (64)
                                                                          --------       -------       -------
          Net cash used in investing activities.....................       (16,885)       (2,327)          (64)
                                                                          --------       -------       -------
Cash flows from financing activities:
  Net borrowings (repayments) on lines of credit....................        (1,015)           15           940
  Borrowings under long-term debt...................................            --         1,152            --
  Repayments of long-term debt......................................          (885)         (893)         (124)
  Repayments of capital lease obligations...........................        (3,044)         (754)         (174)
  Issuance of redeemable convertible preferred stock................        19,411         4,882            --
  Proceeds of initial public offering, net of expenses..............        67,516            --            --
  Issuance of common stock and exercise of stock options............           516           716           977
                                                                          --------       -------       -------
          Net cash provided by financing activities.................        82,499         5,118         1,619
                                                                          --------       -------       -------

Effect of exchange rate on cash.....................................           (43)           --            --
Increase in cash and cash equivalents...............................        45,678           471           302
Cash and cash equivalents, at beginning of year.....................           863           392            90
                                                                          --------       -------       -------
Cash and cash equivalents, at end of year...........................      $ 46,541       $   863       $   392
                                                                          ========       =======       =======
Acquisition of property and equipment and assumption of capital
 lease obligations..................................................      $  9,334       $ 1,881       $   464
                                                                          ========       =======       =======

         See accompanying notes to consolidated financial statements.

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Nature of Business

     Integrated Information Systems, Inc. ("IIS" or the "Company") was incorporated in the State of Arizona on January 9, 1989. On January 7, 2000, IIS reincorporated into the State of Delaware by merging IIS, an Arizona corporation (Arizona IIS), into IIS, a Delaware corporation (Delaware IIS), a wholly owned subsidiary of Arizona IIS, with Delaware IIS surviving the merger. Each share of Arizona IIS common stock was exchanged for one share of Delaware IIS common stock, and each share of Arizona IIS preferred stock was exchanged for one share of Delaware IIS preferred stock. All shares of stock are subject to the same terms, conditions, and restrictions, if any, as existed immediately prior to the merger and all rights, liabilities and obligations of Arizona IIS were assumed by Delaware IIS. IIS provides information technology related professional services to businesses seeking to utilize technology to strengthen relationships with customers, business partners, and other constituents.

(2)  Summary of Significant Accounting Policies

(a)  Use of Estimates

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

(b)  Principles of Consolidation

     The consolidated financial statements include the accounts of Integrated Information Systems, Inc. and its wholly owned subsidiary, Emeric Systems Private Limited ("IIS" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(c)  Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(d)  Property and Equipment

     Property and equipment are stated at cost, net of accumulated amortization and depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Assets acquired under capital lease obligations and leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the lease terms.

(e)  Impairment of Long-Lived Assets

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

(f)  Revenue Recognition

     Revenues for time-and-material contracts are recognized as the services are rendered. Revenues pursuant to fixed fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of labor hours incurred to total estimated labor hours). Revenues from maintenance or post-contract support agreements are recognized as earned over the terms of the agreements. Revenues from recurring services such as application outsourcing operations are recognized as services are provided each month.

     Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Unbilled revenues on contracts are comprised of earnings on certain contracts in excess of contractual billings on such contracts. Billings in excess of earnings are classified as deferred revenues on contracts.

(g)  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses, and such losses have been within management's expectations. The Company's customers operate in many industry segments and are headquartered primarily in the Unites States of America.

(h)  Stock Option Plan

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options and to adopt the "disclosure only" alternative treatment under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires the use of fair value option valuation models that were not developed for use in valuing employee stock options. Under SFAS No. 123, deferred compensation is recorded for the excess of the fair value of the stock, on the date of the option grant, over the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

     In March 2000 the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (an interpretation of APB 25). This interpretation clarifies the application of APB No. 25 by clarifying the definition of an employee, the determination of non-compensatory plans and the effect of modifications to stock options. This interpretation was effective July 1, 2000, and did not have a material effect on the Company's consolidated financial statements.

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

(i)  Research and Development Costs

     Research and development expenditures are charged to operations as incurred. Expenditures for the years ended December 31, 2000, 1999, and 1998 were $77,000, $49,000, and $229,000, respectively and are included in general and administrative expenses.

(j)  Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense was $2,722,000, $1,172,000, and $400,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(k)  Income Taxes

     Through August 23, 1998, the stockholders of the Company elected to utilize the provisions of subchapter S of the Internal Revenue Code. In lieu of corporate income taxes, the shareholders of a subchapter S corporation are taxed on their portion of the Company's taxable income. Accordingly, no provision or liability for Federal or State corporate income taxes is reflected through August 23, 1998.

     On August 24, 1998, the Company terminated its election to be taxed as a subchapter S corporation for Federal and State income tax reporting purposes and began utilizing the method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Pursuant to SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.


(l)  Fair Value of Financial Instruments

     Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involved uncertainties and matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of December 31, 2000, the amounts that will actually be realized, or paid at settlement or maturity of the instruments, could be significantly different.

     The carrying amounts of accounts receivable, accounts payable and accrued expenses are assumed to be the fair values because of the liquidity or short-term maturity of these instruments. The fair values of the line of credit and long-term debt approximate the terms in the marketplace at which they could be replaced. Therefore the fair value approximates the carrying value of these instruments.

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

(m)  Recently Issued Accounting Pronouncements

     In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instructions and Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instructions and Certain Hedging Activities, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted these standards on January 1, 2001, and believes that such adoption will not have a significant effect on the Company's consolidated financial statements.

(3)  Accounts Receivable

     Accounts receivable consist of the following (amounts in thousands):

                                                                                                December 31,
                                                                                           -----------------------
                                                                                             2000           1999
                                                                                           -------         ------
            Trade accounts receivable...........................................           $13,366         $4,695
            Less allowance for doubtful accounts................................            (6,794)          (713)
                                                                                           -------         ------
                                                                                           $ 6,572         $3,982
                                                                                           =======         ======

(4)  Unbilled and Deferred Revenues on Contracts

     Unbilled revenues on contracts are comprised of costs, plus earnings on certain contracts, based on the percentage-of-completion method, in excess of contractual billings on such contracts. These amounts are billed after year-end and are expected to be collected within 90 days. Billings in excess of costs plus earnings are classified as deferred revenues.

     Information with respect to contracts in progress at December 31, 2000 and 1999 follows (amounts in thousands):

                                                                                                 Years Ended
                                                                                                 December 31,
                                                                                             -------------------
                                                                                               2000        1999
                                                                                             -------      ------

            Costs incurred on uncompleted contracts and estimated fees..................     $17,907      $9,537
            Less: Billings on uncompleted contracts.....................................      17,884       9,248
                                                                                             -------      ------
                                                                                             $    23      $  289
                                                                                             =======      ======
            Classified on the balance sheet as follows:
              Unbilled revenues on contracts............................................     $   472      $  685
              Deferred revenues on contracts............................................         449         396
                                                                                             -------      ------
                                                                                             $    23      $  289
                                                                                             =======      ======

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

(5)  Property and Equipment

     A summary of property and equipment at December 31, 2000 and 1999, follows (amounts in thousands):

                                                                                                December 31,
                                                                                            -------------------
                                                                                               2000        1999
                                                                                            -------      ------
             Computer equipment.......................................................      $13,294      $1,419
             Computer and telephone equipment under capital leases....................       12,005       2,671
             Furniture and fixtures...................................................        3,031       1,010
             Office equipment.........................................................          538         182
             Leasehold improvements...................................................        3,103         475
                                                                                            -------      ------
                                                                                             31,971       5,757
             Less accumulated depreciation and amortization...........................        8,324       1,434
                                                                                            -------      ------
             Property and equipment, net..............................................      $23,647      $4,323
                                                                                            =======      ======

(6)  Line of Credit

     At December 31, 2000, the Company had a line of credit with a bank available to $2,000,000. The interest rate on the amounts borrowed under the line of credit is prime (9.5% as of December 31, 2000) plus 1%, payable monthly. The line is secured by accounts receivable, inventory, equipment, furniture and intellectual property. The line of credit requires compliance with certain financial and other covenants. As of December 31, 2000, the Company was in compliance with these covenants. The line of credit is subject to renewal on September 30, 2001. At December 31, 2000, this line of credit was supporting letters of credit to vendors totaling $1,000,000. No borrowings were outstanding against this line of credit at December 31, 2000. At December 31, 1999, $1,015,000 was outstanding under the line of credit.

(7)  Long-Term Debt

     At December 31, 1999, the Company had an unpaid balance of $885,000 on a $2,100,000 term loan bearing interest at prime plus 1%. This term loan was paid in full in April 2000.

(8)  Capital Lease Obligations

     The Company is obligated under various capital leases primarily for computer and telephone equipment that expire at various dates through 2005. These leases meet the various criteria of capital leases and are, therefore, classified as capital lease obligations.

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

     Capital lease obligations reflect the present value of future rental payments, discounted at the interest rate implicit in each of the leases. A schedule of the future minimum lease payments required under the capital leases after December 31, 2000 follows (amounts in thousands):

                 2001.....................................................................      $4,748
                 2002.....................................................................       3,206
                 2003.....................................................................         569
                 2004.....................................................................         442
                 2005.....................................................................         100
                                                                                                ------
                 Total minimum capital lease payments.....................................       9,065
                 Less amounts representing interest (3.0% to 33.6%).......................         834
                                                                                                ------
                 Capital lease obligations................................................       8,231
                 Less current installments of capital lease obligations...................       4,322
                                                                                                ------
                 Capital lease obligations, less current installments.....................      $3,909
                                                                                                ======

     The leased furniture and equipment has been included in property and equipment at a total cost of $12,005,000 and $2,671,000 at December 31, 2000 and 1999, respectively. Accumulated depreciation related to this furniture and equipment was $5,831,000 and $915,000 at December 31, 2000 and 1999,
respectively.

(9)  Operating Lease Commitments

     The Company has entered into various non-cancelable operating lease agreements for office space, automobiles, and office equipment. The terms of these agreements range from 3 to 10 years and all of the leases require monthly payments. The Company is generally responsible for all executory costs including maintenance, insurance, utilities and taxes. Total rent expense was $3,616,000, $748,000, and $447,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

     A summary of the future minimum lease payments under operating leases after December 31, 2000 follows (amounts in thousands):

          2001.........................................       $ 6,465
          2002.........................................         6,518
          2003.........................................         5,714
          2004.........................................         5,091
          2005.........................................         4,125
          Thereafter...................................        12,534
                                                              -------
                                                              $40,447
                                                              =======

     It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future rent expense will be greater than rent expense shown for 2001.

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

(10) Income Taxes

     The provision for income taxes is as follows (amounts in thousands):

                                                                                            Years Ended
                                                                                           December 31,
                                                                                 -----------------------------------
                                                                                   2000          1999          1998
                                                                                 -------         -----         -----
             Deferred expense (benefit):
               Federal...................................................        $    --         $ (18)        $  14
               State.....................................................             --            --             4
                                                                                 -------         -----         -----
                                                                                      --           (18)           18
                                                                                 -------         -----         -----
                       Total income taxes................................        $    --         $ (18)        $  18
                                                                                 =======         =====         =====

     The provision for income taxes differs from the amount computed by applying the statutory federal corporate income tax rate of 34% to income before income taxes. The sources and tax effects of the differences are as follows (amounts in thousands):

                                                                                            Years Ended
                                                                                            December 31,
                                                                                  ----------------------------------
                                                                                     2000         1999         1998
                                                                                  -------        -----        -----
            Computed expected income tax benefit.............................     $(8,646)       $(478)       $(412)
            Nondeductible permanent differences..............................          78           23            8
            State income tax benefit, net of federal benefit.................      (1,715)        (132)          (3)
            Nontaxable S corporation loss....................................          --           --          422
            Difference in rates due to conversion from S corporation to
              C corporation status...........................................          --          (94)          --
            Inability to utilize net operating loss carryforwards............      10,283          664           --
            Other............................................................          --           (1)           3
                                                                                  -------        -----        -----
                                                                                  $    --        $ (18)       $  18
                                                                                  =======        =====        =====

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

                                                                                                        December 31,
                                                                                                   -----------------------
                                                                                                     2000           1999
                                                                                                   -------          -----
            Deferred tax assets:
             Bad debts...........................................................................  $ 2,938          $ 295
             Debt issuance costs.................................................................       17             10
             Accrued vacation and other..........................................................      211             70
             Property, plant and equipment, principally due to differences in depreciation.......      597             --
             Controlled foreign corporation income...............................................       --             24
             Charitable contribution carryforward................................................       20             --
             Net operating loss carryforward.....................................................    7,214            468
                                                                                                   -------          -----
              Gross deferred tax assets..........................................................   10,997            867
             Less valuation allowance............................................................   10,947            664
                                                                                                   -------          -----
              Net deferred tax assets............................................................       50            203
                                                                                                   -------          -----

            Deferred tax liabilities:
             Property, plant and equipment, principally due to differences in depreciation.......       --            (85)
             Prepaid expenses....................................................................      (48)           (93)
             Other deferred liabilities..........................................................       (2)           (25)
                                                                                                   -------          -----
              Gross deferred tax liabilities.....................................................      (50)          (203)
                                                                                                   -------          -----
              Net deferred tax liabilities.......................................................  $    --          $  --
                                                                                                   =======          =====

     At December 31, 2000, the Company had net operating loss carryforwards of approximately $18,149,000 for U.S. Federal and State income tax purposes that expire in years 2018 through 2020. Due to the frequency of equity transactions within the Company, it is possible that the use of the net operating loss carryforward may be limited in accordance with Section 382 of the Internal Revenue Code. A determination as to this limitation will be made at a future date as the net operating losses are utilized.

     The valuation allowance for deferred tax assets as of December 31, 2000 and 1999 was $10,947,000 and $664,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 was an increase of $10,283,000 and $664,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporarily differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical losses and projections for future taxable income/losses over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

(11) Convertible Preferred Stock

  Series A 10% Convertible Preferred Stock ("Series A Stock") is $.001 par value and has a liquidation value of $1.80 per share, the price paid for the stock. The holder of Series A Stock is entitled to an annual cumulative dividend of 10% of the liquidation value. Cumulative dividends at December 31, 1999 total $214,521. The Series A Stock is convertible into common stock at the option of the holder at a conversion price of $1.80 per share (currently a one-for-one basis). The holder of the Series A Stock is entitled to one vote for each share of common stock into which it may convert. On April 15, 1999, the Company received approximately $2,882,000, net of issuance costs of $118,000, from the sale of 1,666,666 shares of Series A Stock. The agreement also provides for the holder of the Series A Stock to invest, at its option, an additional $2,000,000 by purchasing Series B Stock. All shares of Series A Convertible Preferred Stock were converted to Common Stock concurrent with the Company's Initial Public Offering in March 2000.

  Series B 10% Convertible Preferred Stock ("Series B Stock") is $.001 par value and has a liquidation value of $2.66 per share. The Series B Stock is entitled to an annual cumulative dividend of 10% on the liquidation value. Cumulative dividends at December 31, 1999 total $31,233. Each share of Series B Stock is generally convertible into common stock at a conversion price of $2.66 per share (currently a one-for-one basis). In November 1999, the Series A holder exercised its option to purchase Series B Stock and the Company received $2,000,000 from the sale of 751,879 shares of Series B Stock. The other terms and redemption feature of the Series B Stock are substantially the same as the Series A Stock. All shares of Series B Convertible Preferred Stock were converted to Common Stock concurrent with the Company's Initial Public Offering in March 2000.

  In January 2000, the Company received $19,411,000, net of issuance costs of $789,000, from the sale of 2,119,625 shares of Series C Convertible Preferred Stock. The terms and redemption features of the Series C Preferred Stock operate in substantially the same manner as the Series A and Series B stock, except that the conversion and liquidation price of the Series C Preferred Stock is $9.53 per share, the same as the purchase price per share for the shares of Series C Preferred Stock. All shares of Series C Convertible Preferred Stock were converted to Common Stock concurrent with the Company's Initial Public Offering in March 2000.

(12) Common Stock

  During 1999, the Company issued 10,800 shares of Common Stock valued at $2.00 a share to a consultant as compensation for services which was charged to operations.

  During 1999, the Company sold 373,750 shares of Common Stock through a private placement at a price of $2.00 per share for cash proceeds of $711,000, net of expenses.

  In March 2000, the Company sold 4,945,000 shares of Common Stock through an Initial Public Offering at a price of $15.00 per share for cash proceeds of $67,516,000, net of underwriters' discount and issuance costs of $6,659,000.

  In December 2000, the Company's board of directors authorized a stock repurchase program providing for the purchase of shares of its Common Stock, with an aggregate purchase price of up to $2,000,000.

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

(13) Employee Benefit Plans

(a) Retirement Plan

    The Company established a qualified 401(k) salary deferral plan (defined contribution plan) in July 1996. The plan covers substantially all full-time employees who have completed ninety days of service. Subject to limits imposed by Internal Revenue Service regulations and other options retained by the Company affecting participant contributions, participants may voluntarily contribute between 2% and 15% of their annual wages not to exceed limits established by the Tax Reform Act of 1986. The Company is required to match 25% of the first 4% of participants' contributions. Participants are immediately vested in the amount of their contributions. Participants vest over a six-year period with respect to employer contributions. The Company's 401(k) salary deferral plan expense was $240,000, $73,000, and $30,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

(b) Incentive Stock Option Plan and Warrants

    The Company adopted an Incentive Stock Option Plan in January 1997 (the "Plan") pursuant to the Internal Revenue Code. Common stock reserved for grants to key employees of the Company under the Plan total 4,500,000 shares at December 31, 2000 and 1999. Options become exercisable over varying periods up to five years and expire at the earlier of termination of employment or ten years after the date of grant. The options under the Plan have been granted at the fair market value of the Company's stock at the date of grant as determined by the Company's board of directors. Per the Plan, options may be granted within a period of ten years from the adoption date of the Plan.

    There were 1,887,130, 2,214,957 and 957,000 shares available for grant under the Plan as of December 31, 2000, 1999 and 1998, respectively. The per share weighted average fair value of stock options granted under the Plan for the periods ended December 31, 2000, 1999 and 1998, was $7.06, $0.43 and $0.33,
respectively, based on the date of grant using the minimum value method for 1999 and 1998 and the Black-Scholes Method for 2000 with the following weighted average assumptions:

                                                       December 31,
                                                       ------------
                                                 2000      1999     1998
                                                 ----      ----     ----
          Expected life (years)..............    3.50      3.60     3.75
          Risk-free interest rate............    5.00%     5.00%    5.00%
          Dividend yield.....................    0.00%     0.00%    0.00%
          Volatility.........................     150%       --       --

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

     The following table summarizes information stock option activity for the years ending December 31, 1998, 1999 and 2000:

                                                                                Options Outstanding
                                                                              ----------------------
                                                                                        Weighted
                                                                                        Average
                                                                                        Exercise      Exercisable
                                                                       Shares            Price           Shares
                                                                      ----------       ----------     -----------
                  Outstanding, December 31, 1997                         740,000           $1.01              --
                    Granted....................................          440,500            2.00              --
                    Exercised..................................             (500)            .50              --
                    Canceled...................................         (137,000)           1.13              --
                                                                       ---------           -----         -------
                  Outstanding, December 31, 1998                       1,043,000            1.42          83,750
                    Granted....................................        1,401,543            2.67              --
                    Exercised..................................           (4,475)           1.08              --
                    Canceled...................................         (155,025)           2.09              --
                                                                       ---------           -----         -------
                  Outstanding, December 31, 1999                       2,285,043            2.15         281,643
                    Granted....................................        1,257,850            8.28              --
                    Exercised..................................         (115,625)           2.04              --
                    Canceled...................................         (814,398)           5.64              --
                                                                       ---------           -----         -------
                  Outstanding, December 31, 2000                       2,612,870           $4.01         564,109
                                                                       =========           =====         =======

     The following table summarizes information about the stock options outstanding at December 31, 2000:

                                                                            Weighted
                                                                            Average     Weighted               Weighted
                                                                           Remaining    Average                Average
                                                               Options    Contractual   Exercise    Options    Exercise
              Range of Exercise Prices                       Outstanding  Life (years)   Price    Exercisable   Price
              ---------------------------------------------  -----------  ------------  --------  -----------  --------
              $0.50 -- $0.87...............................      345,900         6.36     $ 0.50      148,275     $0.50
              $0.88 -- $1.99...............................       44,750         9.92       0.88           --        --
              $2.00 -- $3.19...............................    1,040,975         7.72       2.00      349,383      2.00
              $3.20 -- $4.99...............................      279,495         8.83       3.70       58,473      3.61
              $5.00 -- $6.80...............................       67,450         9.74       5.00        1,250      5.00
              $6.81 -- $7.62...............................      499,500         9.59       6.81           --        --
              $7.63 -- $9.52...............................       82,100         9.47       7.63           --        --
              $9.53 -- $12.24..............................      165,100         9.01       9.53        6,728      9.53
              $12.25 -- $14.99.............................       37,100         9.28      12.25           --        --
              $15.00.......................................       50,500         9.21      15.00           --        --
                                                               ---------         ----     ------      -------     -----
              $0.50-$15.00.................................    2,612,870         8.29     $ 4.01      564,109     $1.87
                                                               =========         ====     ======      =======     =====

     The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                                               Years Ended December 31,
                                               ------------------------
                                           2000           1999        1998
                                           ----           ----        ----
              Net loss
                As reported............  $(25,428)      $(1,389)    $(1,213)
                Pro forma..............   (25,577)       (1,470)     (1,264)

     During April 1999, the Company issued 17,000 warrants to purchase shares of common stock at an exercise price of $2.00 per share in connection with a private placement memorandum. These warrants were exercised in April 2000.

(c) Employee Stock Purchase Plan

     The Company established an Employee Stock Purchase Plan (the "Purchase Plan") in March 2000, under which 400,000 shares of Common Stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company's Common Stock at 85% of the market value at certain plan-defined dates. In 2000, 155,102 shares were issued under the Purchase Plan for net proceeds of $246,000. At December 31, 2000, 244,898 shares were available for issuance under the purchase plan.

(14) Net Loss Per Share

     The following table sets forth the computation of basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

                                                                                   Years Ended December 31,
                                                                           ---------------------------------------
                                                                             2000          1999              1998
                                                                           --------       -------          -------
          Net loss                                                         $(25,428)      $(1,389)         $(1,213)
          Preferred stock dividends.................................             --          (246)              --
                                                                           --------       -------          -------
          Net loss attributable to common
            stockholders............................................        (25,428)       (1,635)          (1,213)
          Effect of dilutive securities:
            Preferred stock dividend................................             --           246               --
                                                                           --------       -------          -------
          Net loss attributable to common stockholders
            after assumed conversion................................       $(25,428)      $(1,389)         $(1,213)
                                                                           ========       =======          =======

          Weighted average outstanding common shares................         19,302        10,828           10,273
          Effect of dilutive securities:
            Stock options and warrants..............................          1,382           656              283
            Convertible preferred stock.............................             --         1,743               --
            Antidilutive effect of securities.......................         (1,382)       (2,399)            (283)
                                                                           --------       -------          -------
          Weighted average and common equivalent shares
            outstanding.............................................         19,302        10,828           10,273
                                                                           ========       =======          =======
          Loss per share:
            Basic and diluted.......................................       $  (1.32)      $  (.15)         $  (.12)
                                                                           ========       =======          =======

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

(15) Significant Customers

  Two customers accounted for 24% and 10% of total revenue for the year ended December 31, 2000. One customer accounted for 35% of total revenue for the year
ended December 31, 1999.   Three customers accounted for 16%, 14% and 10% of the
total revenue for the year ended December 31, 1998. Two customers accounted for 25% and 10% of the total accounts receivable balance at December 31, 2000. One customer accounted for 27% of the total accounts receivable balance at December 31, 1999.

(16) Contingencies

  The Company is involved in litigation and claims arising in the normal course of operations. In the opinion of management, based on consultation with legal counsel, losses, if any, from this litigation are immaterial; therefore, no provision has been made in the accompanying consolidated financial statements for losses, if any, that might result from the ultimate outcome of these matters.

(17) Supplemental Financial Information

  A summary of additions and deductions related to the allowance for doubtful accounts for the years ended December 31, 1998, 1999 and 2000 follows (in thousands):

                                              Balances at    Charged to
                                               beginning      costs and                      Balance at
                                                of year       expenses      Deductions      end of year
                                              -----------    ----------     ----------      -----------
       Allowance for doubtful accounts:
         1998..............................    $      50           78              (13)         $  115
         1999..............................    $     115          766             (168)         $  713
         2000..............................    $     713       11,825           (5,744)         $6,794

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

(19) Quarterly Financial Data (Unaudited)

    A summary of the quarterly data for the years ended December 31, 2000 and 1999 follows (in thousands, except per share amounts):

                                                                                      Quarters Ended
                                                   --------------------------------------------------------------------------------
                                                   Dec. 31,   Sept. 30,  June 30,  Mar. 31,   Dec. 31, Sept 30,  June 30,  Mar. 31,
                                                     2000        2000      2000      2000       1999     1999      1999      1999
                                                   --------   ---------  --------  --------   -------- --------  --------  --------
      Revenues...................................  $ 11,119     $17,336   $15,381   $10,454   $ 6,507   $6,395    $5,050    $3,253
      Gross profit...............................     1,236       6,974     6,599     4,939     2,407    3,046     2,800     1,605
      Operating expenses.........................    18,159      11,399    10,634     7,365     4,944    2,931     1,886     1,267
      Income (loss) from operations..............   (16,923)     (4,425)   (4,035)   (2,426)   (2,537)     115       914       338
      Net earnings (loss)........................  $(16,257)    $(3,687)  $(3,217)  $(2,267)  $(2,161)  $   33    $  559    $  180
      Earnings (loss) per share:
         Basic...................................  $   (.79)    $  (.18)  $  (.16)  $  (.14)  $  (.22)  $  --     $  .05    $  .02
         Diluted.................................  $   (.79)    $  (.18)  $  (.16)  $  (.14)  $  (.22)  $  --     $  .04    $  .02

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

                       ITEM 10. DIRECTORS AND EXECUTIVE
                          OFFICERS OF THE REGISTRANT

     The response to this Item regarding our directors and compliance with
Section 16(a) of the Exchange Act by our officers and directors will be contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders under the captions "Election of Directors" and Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein. The response to this Item regarding our executive officers is contained in the Supplemental Item--- "Executive Officers of the Registrant" found in Part I of this report.

                        ITEM 11. EXECUTIVE COMPENSATION

     The response to this Item will be contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders under the captions "How are directors compensated?" and "Executive Compensation" and is incorporated by reference herein.

                        ITEM 12. SECURITY OWNERSHIP OF
                   CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to the Item will be contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item will be contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein.

                                    PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-K

14(a)(1)(2)  Financial Statements

     See the Index to Consolidated Financial Statements and Financial Statement
Schedule in Part II, Item 8.

14(a)(3)     Exhibits

     The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding the exhibits. The Company has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 14(c) of Form 10-K.

14(b)        Reports on Form 8-K

    None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTEGRATED INFORMATION SYSTEMS


Date:  April 2, 2001                    /s/ James G. Garvey, Jr.
                                        -----------------------
                                        James G. Garvey, Jr.
                                        Chairman of the Board of Directors,
                                        President, and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                        Title                      Date
    ---------                        -----                      ----


/s/ James G. Garvey, Jr       Chairman of the Board of      April 2, 2001
-----------------------           Directors, President, Chief
James G. Garvey, Jr.              Executive Officer


/s/ David A. Wirthlin         Director, Chief Financial     April 2, 2001
---------------------             Officer, and Principal
David A. Wirthlin                 Accounting Officer


/s/ John Blair                Director                      April 2, 2001
--------------
John Blair


/s/ R. Nicholas Loops         Director                      April 2, 2001
---------------------
R. Nicholas Loope


/s/ Lawrence Trachtenberg     Director                      April 2, 2001
-------------------------
Lawrence Trachtenberg


/s/ Stephen Brown             Director                      April 2, 2001
-----------------
Stephen Brown

                                 EXHIBIT INDEX


  Exhibit
    No.     Description
  -------   -----------
   3.1      Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form
            10-Q (File No. 333-94861) for the period ending June 30, 2000).

   3.2      Amended and Restated By-Laws.

   4.1 Warrant granted to Imperial Bank dated December 18, 1997 (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

   4.2      Warrant dated April 14, 1999 (incorporated by reference to Exhibit
            4.2 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

   4.3 Amended and Restated Registration Agreement dated January 13, 2000 (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.1 Integrated Information Systems, Inc. 1997 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.2 Amended and Restated Integrated Information Systems, Inc. 2000 Employee Stock Purchase Plan.

  10.3 Employment Agreement between the Company and James G. Garvey, Jr. (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.4 Employment Agreement between the Company and David Wirthlin (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.6 Employment Agreement between the Company and Jeffrey Frankel (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.7 Master Agreement for Consulting Services between the Company and American Express Travel Related Services Company dated April 30, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.8(a) Credit Facilities Agreement between the Company and Imperial Bank amended and restated as of April 30, 1999 (incorporated by reference to Exhibit 10.8(a) of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.8(b) Restated Facility Promissory Note dated April 30, 1999 (incorporated by reference to Exhibit 10.8(b) of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.8(c) Restated Security Agreement dated April 30, 1999 (incorporated by reference to Exhibit 10.8(c) of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.8(d) Restated Security Agreement and Mortgage for Trademarks and Copyrights dated April 30, 1999 (incorporated by reference to
            Exhibit 10.8(d) of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.8(e) First Modification of Credit Facilities Agreement between the Company and Imperial Bank dated as of June 30, 1999 (incorporated by reference to Exhibit 10.8(e) of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.8(f)   Term Loan Note dated June 30, 1999 (incorporated by reference to
            Exhibit 10.8(f) of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.8(g) Second Modification of Credit Facilities Agreement between the Company and Imperial Bank dated as of December 20, 1999 (incorporated by reference to Exhibit 10.8(g) of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.9 Lease Agreement between the Company and AmberJack Ltd. dated December 8, 1998 (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.10 Lease Agreement between the Company and AmberJack Ltd. dated September 7, 1999 (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.11 Lease Agreement between the Company and AmberJack Ltd. dated September 7, 1999(incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.12 Assignment and Assumption of Lease Agreement between the Company and Universal Pensions, Inc. dated September 8, 1999 (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.13 Lease Agreement between the Company and Amberjack Ltd. dated April 25, 1997 (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.14 Sublease Agreement between the Company and Bank of America, FSB d/b/a BankAmerica Housing Services, dated May 10, 1998 (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.15 Lease Agreement between the Company and Information Technology Park Limited dated August 2, 1999 (incorporated by reference to Exhibit
            10.15 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.16 Lease Agreement between the Company and 3930 Building Partnership dated November 30, 1999 (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.17 Equipment Acquisition Agreement between the Company and BancBoston Leasing Inc. dated June 1, 1998 (incorporated by reference to
            Exhibit 10.17 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.18 Master Lease Finance Agreement between the Company and BancBoston Leasing Inc. dated February 20, 1998 (incorporated by reference to
            Exhibit 10.18 of the Company's registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.19 Master Lease Finance Agreement between the Company and Imperial Bank dated April 8, 1999 (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.20 Form of Indemnity Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.21 Lease Agreement between the Company and MCW Brickyard Commercial, LLC dated October 5, 1999 (incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.22 Master Consulting Services Agreement between the Company and realink.com, Corporation dated September 14, 1999 (incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

  10.23 Lease Agreement between the Company and Riggs & Co. dated February 8, 2000 (incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-1/A (File No. 333-94861) dated March 14, 2000).

  10.24 Lease Agreement between the Company and Water Garden Company L.L.C. (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending March 31, 2000).

  10.25 Lease Agreement between the Company and Deerfield Holdings, L.P. dated March 12, 2000 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending March 31, 2000).

  10.26 Lease Agreement between the Company and MONY/BDP I, L.L.C. dated May 26, 2000 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending June 30,
           2000).

  10.27 Lease Agreement between the Company and PAC Court Associates, L.P. dated May 16, 2000 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending June 30, 2000).

  21       List of Subsidiaries

  23.1     Consent of KPMG LLP