Form 10-Q
period 2001-03-31
INTEGRATED INFORMATION SYSTEMS INC
filed 2001-05-14
CIK 1059421

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001

                                       or

    [X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                          COMMISSION FILE NUMBER 29947

                      INTEGRATED INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                               86-0624332
(State of Incorporation)                               (IRS Employer I.D. No.)

                          1560 W. FOUNTAINHEAD PARKWAY
                              TEMPE, ARIZONA 85282
                    (Address of principal executive offices)

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

                                YES  X   NO
                                    ---     ---

The registrant has not been subject to the filing requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934 for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, not including shares held in treasury:

           AS OF MAY 11, 2001, THERE WERE 19,014,022 SHARES OF COMMON
                      STOCK, $0.001 PAR VALUE, OUTSTANDING

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY



                               TABLE OF CONTENTS
                               -----------------


                                                                                            PAGE
                                                                                         -----------
PART I  FINANCIAL INFORMATION......................................................            3

   ITEM 1  FINANCIAL STATEMENTS....................................................            3

           Condensed Consolidated Balance Sheets as of March 31, 2001 and
           December 31, 2000.......................................................            3
`
           Condensed Consolidated Statements of Operations for Three
           Months Ended March 31, 2001 and 2000....................................            4

           Condensed Consolidated Statements of Cash Flows for Three
           Months Ended March 31, 2001 and 2000....................................            5

           Notes to Condensed Consolidated Financial Statements....................            6

   ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.....................................            7

   ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK.............................................................            9

PART II  OTHER INFORMATION.........................................................           17

   ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS...............................           17

   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K........................................           17

SIGNATURES.........................................................................           17

SIGNATURE PAGE.....................................................................           17

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     INTEGRATED INFORMATION SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           MARCH 31,   DECEMBER 31,
                                                                             2001           2000
                                                                          (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                 $ 35,850       $ 46,541
  Restricted cash                                                              1,690             --
  Accounts receivable, net of allowance of $7,373 and $6,794,
     respectively                                                              6,279          6,572
  Income tax receivable                                                           17            111
  Unbilled revenues on contracts                                                 131            472
  Prepaid expenses and other current assets                                    3,287          3,109
                                                                            --------       --------
          Total current assets                                                47,254         56,805
Property and equipment, net                                                   22,190         23,647
Other assets                                                                   1,152            872
                                                                            --------       --------
                                                                            $ 70,596       $ 81,324
                                                                            ========       ========
LIABILITIES, CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS'  EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                     $  5,918       $  6,494
  Current installments of capital lease obligations                            4,249          4,322
  Deferred revenues on contracts                                                 270            449
                                                                            --------       --------
          Total current liabilities                                           10,437         11,265
Capital lease obligations, less current installments                           3,034          3,909
                                                                            --------       --------
          Total liabilities                                                   13,471         15,174
Series A Convertible Preferred Stock, $.001 par value;
  5,000,000 shares authorized; zero shares issued
  and outstanding at March 31, 2001 and December 31, 2000                         --             --
Series B Convertible Preferred Stock, $.001 par value;
  5,000,000 shares authorized; zero shares issued
  and outstanding at March 31, 2001 and December 31, 2000                         --             --
Series C Convertible Preferred Stock, $.001 par value;
  5,000,000 shares authorized; zero shares issued
  and outstanding at March 31, 2001 and December 31, 2000                         --             --
Stockholders' equity:
  Common stock, $.001 par value, authorized 100,000,000
    shares, issued and outstanding 19,923,522 and
    20,683,922 shares at March 31, 2001
    and December 31, 2000, respectively                                           20             21
  Additional paid-in capital                                                  93,613         93,613
  Accumulated deficit                                                        (35,660)       (27,441)
  Accumulated other comprehensive loss:
        Foreign currency translation                                             (54)           (43)
                                                                            --------       --------
                                                                              57,919         66,150
  Treasury stock, at cost, 760,400 shares at March 31, 2001                     (794)            --
                                                                            --------       --------
          Total stockholders' equity                                          57,125         66,150
                                                                            --------       --------
                                                                            $ 70,596       $ 81,324
                                                                            ========       ========

     See accompanying notes to condensed consolidated financial statements.

                      INTEGRATED INFORMATION SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                    2001       2000
                                                                                                  -------    -------
                                                                                                     (UNAUDITED)
Revenues.......................................................................................   $10,437    $10,454
Cost of revenues...............................................................................     9,311      5,515
                                                                                                  -------    -------
          Gross profit.........................................................................     1,126      4,939
                                                                                                  -------    -------
Operating expenses:
  Selling and marketing........................................................................     1,451      2,233
  General and administrative...................................................................     8,278      5,132
                                                                                                  -------    -------
          Total operating expenses.............................................................     9,729      7,365
                                                                                                  -------    -------
Loss from operations...........................................................................    (8,603)    (2,426)
Interest income, net...........................................................................       384        159
                                                                                                  -------    -------
Loss before income taxes.......................................................................    (8,219)    (2,267)
Provision for income taxes.....................................................................        --         --
                                                                                                  -------    -------
      Net loss.................................................................................   $(8,219)   $(2,267)
                                                                                                  =======    =======
Loss per share:
  Basic and diluted............................................................................     $(.40)     $(.14)
                                                                                                  =======    =======
  Weighted average number of common shares outstanding.........................................    20,497     15,773
                                                                                                  =======    =======

     See accompanying notes to condensed consolidated financial statements.

                      INTEGRATED INFORMATION SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31
                                                                                                  2001       2000
                                                                                                --------    -------
                                                                                                    (UNAUDITED)
  Cash flows from operating activities:
    Net loss..................................................................................  $ (8,219)   $(2,267)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization..........................................................     2,458        595
       Increase in allowance for doubtful accounts............................................       500        150
       Increase (decrease) in cash resulting from changes in:
         Accounts receivable..................................................................      (207)    (3,490)
         Income tax receivable................................................................        94         --
         Unbilled revenues on contracts.......................................................       341        190
         Prepaid expenses and other current assets............................................      (178)      (354)
         Other assets.........................................................................      (280)      (210)
         Accounts payable and accrued expenses................................................      (576)     2,800
         Deferred revenues on contracts.......................................................      (179)      (141)
                                                                                                --------    -------
            Net cash used in operating activities.............................................    (6,246)    (2,727)
                                                                                                --------    -------
  Cash flows from investing activities:
    Capital expenditures......................................................................      (851)    (4,397)
                                                                                                --------    -------
            Net cash used in investing activities.............................................      (851)    (4,397)
                                                                                                --------    -------
  Cash flows from financing activities:
    Restricted cash...........................................................................    (1,690)        --
    Net repayments on lines of credit.........................................................        --     (1,015)
    Long-term debt repayments.................................................................        --        (42)
    Repayment of capital lease obligations....................................................    (1,098)      (191)
    Proceeds of initial public offering, net of expenses......................................        --     62,715
    Issuance of Series C Convertible Preferred Stock, net of expenses.........................        --     19,411
    Issuance of common stock and exercise of stock options....................................        --         35
    Repurchase of common stock................................................................      (795)        --
                                                                                                --------    -------
            Net cash provided by (used in) financing activities...............................    (3,583)    80,913
                                                                                                --------    -------
  Effect of exchange rate on cash.............................................................       (11)         1
                                                                                                --------    -------
  Increase (decrease) in cash and cash equivalents............................................   (10,691)    73,790
  Cash and cash equivalents, at beginning  of period..........................................    46,541        863
                                                                                                --------    -------
    Cash and cash equivalents, at end of period...............................................  $ 35,850    $74,653
                                                                                                ========    =======
  Acquisition of property and equipment and assumption of
     capital lease obligations................................................................  $    150    $ 8,852
                                                                                                ========    =======

     See accompanying notes to condensed consolidated financial statements.

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared by Integrated Information Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

4. Restricted Cash

  In March 2001, the Company deposited $1,690,000 into a construction escrow account. The funds in this account are to be used to fund the build-out of tenant improvements at the Company's new 71,000 square foot facility in Tempe, Arizona.

5. Repurchase of Common Stock

  During the quarter ended March 31, 2001, the Company repurchased 760,400 shares of its Common Stock at a cost of approximately $795,000. These shares are reflected as treasury stock in the accompanying financial statements.

6. Net Loss Per Share

  The following table sets forth the computation of shares used in computing basic and diluted net loss per share (in thousands, except per share amounts):

                                                   THREE MONTHS ENDED MARCH 31,
                                                      2001             2000
    Net loss                                        $(8,219)           $(2,267)
                                                    =======            =======

    Weighted average outstanding common shares       20,497             15,773
    Effect of dilutive securities:
         Stock options and warrants                     205              2,010
         Antidilutive effect of securities             (205)            (2,010)
                                                    -------            -------
    Weighted average and common equivalent
       shares outstanding                            20,497             15,773
                                                    =======            =======
    Loss per share:
          Basic and diluted                           $(.40)             $(.14)
                                                    =======            =======

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

     We have historically derived and believe that we will continue to derive a significant portion of our revenues from a limited number of clients who may change from year to year. Any cancellation, deferral, or significant reduction in work performed for our principal clients could harm our business and cause our operating results to fluctuate significantly from period to period. As a result of our investments in infrastructure and increase in operating expenses in 1999 and 2000, we incurred a net loss in 2000 and during the first quarter of 2001. Our quarterly revenue, cost of revenues, and operating results have varied in the past due to fluctuations in the utilization of project personnel and are likely to vary significantly in the future. Therefore, we believe that period-to-period comparisons of our operating results may not necessarily be meaningful and should not be relied upon as indications of future performance.

RESULTS OF OPERATIONS

REVENUES. Revenues decreased less than 1% to $10.4 million for the three months ended March 31, 2001, compared to $10.5 million in the same period of 2000. Revenues from recurring application outsourcing services increased approximately $600,000 for the first three months of 2001 compared to the same period of 2000. Revenues from our largest customer increased to approximately $3.0 million for the first three months of 2001 compared to approximately $2.3 million for the same period of 2000. A 9% increase in average hourly bill rates contributed approximately $800,000 of additional revenue for the first three months of 2001 compared to the same period of 2000. These increases were offset by a decline in billed hours and new engagements, which resulted in a decrease of approximately $2.2 million in revenues for the three months ended March 31, 2001 compared to the same period of 2000.

COST OF REVENUES. Cost of revenues increased 69% to $9.3 million for the three months ended March 31, 2001, compared to $5.5 million for the same period of 2000. This increase was due primarily to an increase in project personnel from 322 at March 31, 2000, to 390 at March 31, 2001. The remainder of the increase was attributable to depreciation on our data center facility of approximately $1.3 million. As a result of these factors, cost of revenues as a percentage of revenues increased to 89% for the first three months of 2001 from 53% for the same period of 2000.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 32% to $1.5 million for the three months ended March 31, 2001, compared to $2.2 million for the three months ended March 31, 2000. The decrease is due primarily to a reduction of dedicated sales and marketing personnel and a decrease in spending for advertising and promotion for the first three months of 2001 compared to the same period of 2000. As a percentage of revenues, selling and marketing expenses decreased to 14% in the first three months of 2001 from 21% for the same period of 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 63% to $8.3 million for the three months ended March 31, 2001, compared to $5.1 million for the same period of 2000. Of the increase, approximately $1.0 million was attributable to additional facility rent expense, approximately $600,000 was due to additional depreciation expense, approximately $300,000 was due to additional compensation and benefits paid to additional administrative personnel, and approximately $500,000 was attributable to additional bad debt expense. The balance of the increase was related to increases in other expenses such as telecommunications, professional services, and office administration. As a percentage of revenues, general and administrative expenses increased to 80% for the three months ended March 31, 2001, from 49% for the three months ended March 31, 2000.

INTEREST INCOME, NET. Interest income, net of interest expenses increased to $384,000 for the first three months of 2001 compared to $159,000 for the same period of 2000. The increase for the first three months of 2001 was due primarily to the timing of the receipt of proceeds from both our preferred stock financing in January 2000 (which converted to common stock in our initial public offering) and our initial public offering in March 2000.

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

     At March 31, 2001, we had approximately $35.9 million in cash and cash equivalents and $36.8 million in working capital, as compared to $46.5 million and $45.5 million at December 31, 2000.

     For the quarters ended March 31, 2001 and 2000, net cash used in operating activities was $6.2 million and $2.7 million, respectively. Cash used in operating activities in each of these periods was the result of net losses, adjusted for non-cash items primarily related to depreciation and amortization, and fluctuations in accounts receivable, prepaid expenses and other current assets, and accounts payable and accrued expenses.

     For the quarters ended March 31, 2001 and 2000, net cash used in investing activities was $851,000 and $4.4 million, respectively. Cash used in investing activities in each period consisted primarily of purchases of computer equipment, furniture and leasehold improvements to support growth in our infrastructure. During 2000 we invested approximately $7 million, net of leased furniture and equipment, in our application outsourcing services data center. We also invested in geographical expansion during 2000. We anticipate additional capital expenditures of approximately $7 million in 2001.

     For the quarter ended March 31, 2001, net cash used in financing activities was $3.6 million, compared to net cash provided by financing activities of $80.9 million for the quarter ended March 31, 2000. During the first three months of 2001, we repurchased 760,400 shares of our common stock for approximately $795,000. Net repayments of capital lease obligations were approximately $1.1 million for the same period. Cash provided by financing activities in 2000 related to the sale of our preferred stock in a private placement and our common stock in our initial public offering.

     Non-cash investing and financing activities for the quarters ended March 31, 2001 and 2000 consisted of new capital lease obligations for property and equipment of $150,000 and $8.9 million, respectively.

     As of March 31, 2001, we had a $2.0 million line of credit and a master lease agreement to finance up to $3.0 million of computer equipment, both with Imperial Bank. These facilities are secured by accounts receivable, inventory, equipment, furniture, and intellectual property. The line of credit bears interest at a rate of prime (8.0% at March 31, 2001) plus 1%. The master lease agreement has an implied interest rate of approximately 10.5%. As of March 31, 2001, we had no borrowings outstanding under the line of credit but a balance of $2.0 million outstanding under the master lease agreement. The line of credit requires compliance with certain financial and other covenants. As of March 31, 2001, we were in compliance with these covenants. The line of credit is subject to renewal on September 30, 2001. The master lease agreement expires on various dates through June 2002. As of March 31, 2001 the line of credit was supporting letters of credit totaling $1.0 million.

     We believe that current cash balances and amounts available under our credit facilities will be sufficient to meet our working capital and capital expenditure requirements for the remainder of 2001. We may need additional financing to fund our cash requirements beyond 2001. In this regard, we expect to continue to invest in our business in an effort to grow revenues. Such additional financing, if needed, may not be available on terms acceptable to us, if at all.

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


           FACTORS THAT MAY AFFECT FUTURE RESULTS AND OUR STOCK PRICE

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Forward-looking statements give our current expectations or forecasts of future events. Words such as "expects," "may," "anticipates," "intends," "would," "will," "plans," "believes," "estimates," "should," and similar expressions identify forward-looking statements. Forward-looking statements in this Form 10-Q include express or implied statements concerning our future revenues, expenditures, capital or other funding requirements, the adequacy of our current cash and working capital balances to fund our present and planned operations and financing needs, expansion of and demand for our service offerings, and the growth of our business and operations, as well as future economic and other conditions both generally and in our specific geographic and product and services markets. These statements are based on estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

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

WE HAVE EXPERIENCED OPERATING LOSSES AND MAY INCUR OPERATING LOSSES IN FUTURE PERIODS, WHICH COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

     We had a net loss of approximately $25.4 million for the year ended December 31, 2000 and a net loss of approximately $8.2 million for the three months ended March 31, 2001. We expect to continue to incur losses in 2001. If we do not achieve revenue growth, we could experience operating losses greater than already anticipated or for periods after 2001. These losses or any fluctuation in our operating results could cause the market value of our common stock to decline further.

IF OUR COMMON STOCK PRICE REMAINS BELOW $1.00 IN 2001, WE MAY BE DELISTED FROM NASDAQ, REDUCING THE LIQUIDITY AND VALUE OF OUR COMMON STOCK.

     At various times since March 2001, our common stock has traded for less than $1.00 per share on the Nasdaq National Market. If a security listed on Nasdaq trades for less than $1.00 for thirty consecutive days, Nasdaq begins a process pursuant to which the issuer's securities may be delisted from the Nasdaq. Any delisting of our common stock on Nasdaq would adversely affect the liquidity of our common stock and further depress the common stock price.

WE RELY ON A SMALL NUMBER OF CLIENTS FOR MOST OF OUR REVENUES AND OUR REVENUES WILL DECLINE SIGNIFICANTLY IF WE CANNOT RETAIN OR REPLACE, OR IF WE EXPERIENCE COLLECTION PROBLEMS FROM, THESE CLIENTS.

     We derive, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Our two largest clients accounted for 38% and 34% of our revenues during the first three months of 2001 and in fiscal 2000, respectively.

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

     In the first three months of 2001 and in fiscal 2000, we recorded bad debt expense of $611,000 and $11.8 million with clients, respectively. Of the $11.8 million in bad debt expense incurred in 2000, approximately $7.4 million was attributable to development stage and dot-com clients that have not been able to pay as a result of the slow-down in funding for start up ventures in 2000. The remaining $4.4 million in bad debt expense was attributable to disputes with clients. We are currently in arbitration with these clients to resolve these disputes.

SOME OF OUR CLIENTS ARE EMERGING COMPANIES THAT HAVE LITTLE OR NO OPERATING HISTORY AND MAY LACK THE RESOURCES TO PAY OUR FEES, WHICH COULD CAUSE US TO INCUR LOSSES ON THESE ACCOUNTS.

     We provide services to many small emerging companies that have limited operating histories and resources to pay our fees. Occasionally, we provide services to select start-up companies in exchange for equity in those clients. These companies often have little or no earnings or cash flow and their business is generally at greater risk of failing than more established, traditional businesses. As a result, these clients may be unable to pay for our services in a timely manner, or at all. This would reduce our cash flow, making it difficult to carry on our business without additional funds, and could lead to the inefficient allocation of our professional and other resources. In addition, if the equities we receive from these companies decline in value, we may be required to reduce the value of these equity investments.

THE MARKET FOR OUR SERVICES MAY NOT GROW AS ANTICIPATED AND HURT OUR ABILITY TO BECOME PROFITABLE.

     While the IT services market in which we compete with our consulting and application outsourcing services steadily grew in 2000, this growth was lower than anticipated. In anticipation of a continued increase in demand for consulting and application outsourcing services, we have made substantial infrastructure investments to support these demands. If demand for either of these types of services does not grow as anticipated in the future, or if we do not capture sufficient market share for these services, we may not be able to achieve profitability.

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

     Our revenues and results of operations have fluctuated significantly in the past and could fluctuate significantly in the future. We incurred net losses of $25.4 million and $8.2 million for 2000 and the first quarter of 2001, respectively. In 2000, our quarterly net losses ranged from $2.3 million in the first quarter to $16.3 in the fourth quarter. You should not rely on period-to-period comparisons of operations as an indication of future performance.

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

     Although we provide consulting services primarily on a time and materials compensation basis, approximately 5% of our consulting revenue was derived from fixed-price, fixed-time engagements in 2000, and approximately 2% of revenues were derived from fixed-price, fixed-time engagements for the quarter ended March 31, 2001. The percentage of our revenues derived from fixed-price, fixed time engagements may increase in the future, as influenced by changes in demand and market conditions. Our failure to accurately estimate the resources required for a fixed-price, fixed-time engagement or our failure to complete our contractual obligations in a manner consistent with our projections or contractual commitments could harm our overall profitability and our business. From time to time, we have been required to commit unanticipated additional resources to complete some fixed-price, fixed-time engagements, resulting in losses on these engagements. We believe that we may experience similar situations in the future. In addition, we may negotiate a fixed price for some projects before the design specifications are finalized, resulting in a fixed price that is too low and causing a decline in our operating results.

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

     Since the second half of 2000, many companies have experienced financial difficulties or uncertainty and have begun to cancel or delay spending on business and IT consulting initiatives. The financial difficulties of many dot-com companies may reduce the urgency of larger companies' IT initiatives. If current or potential clients continue to cancel or delay their IT initiatives, our business and results of operations could be materially adversely affected.

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

     A key component of our business strategy is to increase revenues delivered from our offices in Atlanta, Boston, Denver, Las Vegas, Los Angeles, Irvine, Jacksonville, and San Francisco as well as our solutions development center in India. We may not be able to operate our regional offices profitably or successfully expand these offices. If we do not implement this strategy successfully, we may incur increased operating expenses without increased revenues, which would harm our operating results and our stock price.

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

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND, AS A RESULT, WE COULD LOSE COMPETITIVE ADVANTAGES, WHICH DIFFERENTIATE OUR SOLUTIONS AND OUR ABILITY TO ATTRACT AND RETAIN CLIENTS.

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

     Our ability to increase revenues and profitability depends in part on the adoption and acceptance of third-party application hosting services by our clients. We have only recently begun to offer third-party application outsourcing services. We have expended significant resources and expect to continue to invest to increase our data center capacity to accommodate our hosting services. To date, these services have not been profitable. If we do not achieve profitability from these services, our operating results and stock price will continue to be negatively affected.

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

     Our inability to obtain financing on terms acceptable to us, or at all, may limit our ability to increase revenues or to achieve profitability. Our stock price, like the stock price of many competitors in our industry, has been depressed in recent periods, which could limit our ability to obtain any needed financing on acceptable terms, or at all. In addition, if we are able to raise additional capital through the sale of equity securities, your investment in us would be diluted, which could cause our stock price to further decline.

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

     There are a substantial number of shares currently available for sale in the public market. The sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

     In December 2000, our board authorized a stock repurchase plan, which authorizes us to purchase up to $2 million of our common stock on the open market in compliance with applicable SEC regulations. If we continue to repurchase our common stock under this plan, the number of shares of our common stock outstanding will decrease. This decrease could reduce the trading volume of our common stock, which may adversely impact the liquidity and value of our common stock.

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

  Through March 31, 2001, approximately $30.0 million of IIS' proceeds from the offering have been applied to working capital, to capital improvements to our facilities, and to repurchase shares of our common stock. The remaining net proceeds are being maintained in a portfolio of money market funds and investment grade securities.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending June 30, 2000).

  3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K (File No. 333-94861) for the period ending December 31, 2000).

10.28 Sublease Agreement between the Company and UPS Telecommunications, Inc. dated April 19, 2001

10.29 Sublease Agreement between the Company and iTRACS Coporation dated February 27, 2001 and Addendum to Sublease Agreement between the Company and iTRACS Corporation dated March 5, 2001.

(b)  Reports on Form 8-K

     The Company filed Current Reports on Form 8-K on January 12, 2001, January 26, 2001, and March 5, 2001 relating to changes in James G. Garvey Jr.'s percentage of ownership of common stock of the Company and changes to the composition of the Company's board of directors.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTEGRATED INFORMATION SYSTEMS, INC.
                                            Registrant


                                            /s/ David A. Wirthlin
                                            ---------------------
                                            David A. Wirthlin
                                            Chief Financial and Principal
                                              Accounting Officer
Date:  May 14, 2001