Form 10-Q
period 2001-06-30
INTEGRATED INFORMATION SYSTEMS INC
filed 2001-08-14
CIK 1059421

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001

                                       or

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


                           1480 SOUTH HOHOKAM DRIVE
                             TEMPE, ARIZONA 85281
                   (Address of principal executive offices)

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

                                YES  X   NO __
                                    ---

The registrant has not been subject to the filing requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934 for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, not including shares held in treasury:

         AS OF AUGUST 10, 2001, THERE WERE 16,553,625 SHARES OF COMMON
                     STOCK, $0.001 PAR VALUE, OUTSTANDING

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY



                               TABLE OF CONTENTS
                               -----------------


                                                                                                                      PAGE
                                                                                                                      ----
PART I  FINANCIAL INFORMATION...................................................................................        3

     ITEM 1  FINANCIAL STATEMENTS...............................................................................        3

             Condensed Consolidated Balance Sheets as of June 30, 2001 and
             December 31, 2000..................................................................................        3
`
             Condensed Consolidated Statements of Operations for Three and Six
             Months Ended June 30, 2001 and 2000................................................................        4

             Condensed Consolidated Statements of Cash Flows for Six
             Months Ended June 30, 2001 and 2000................................................................        5

             Notes to Condensed Consolidated Financial Statements...............................................        6

     ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS................................................................        7

     ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK........................................................................................       10

PART II  OTHER INFORMATION......................................................................................       18

     ITEM 1  LEGAL PROCEEDINGS..................................................................................       18

     ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................       18

     ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       18

     ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K...................................................................       18

SIGNATURES......................................................................................................       19

SIGNATURE PAGE..................................................................................................       19

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                               JUNE 30,    DECEMBER 31,
                                                                                                 2001         2000
                                                                                             (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                                      $ 25,654       $ 46,541
  Restricted cash                                                                                   2,707             --
  Accounts receivable, net of allowance of $6,543 and $6,794, respectively                          4,909          6,572
  Income tax receivable                                                                                17            111
  Unbilled revenues on contracts                                                                      190            472
  Prepaid expenses and other current assets                                                         1,017          3,109
                                                                                                 --------       --------
          Total current assets                                                                     34,494         56,805
Property and equipment, net                                                                        10,985         23,647
Other assets                                                                                        1,039            872
                                                                                                 --------       --------
                                                                                                 $ 46,518       $ 81,324
                                                                                                 ========       ========
LIABILITIES, CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS'  EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                          $  4,747       $  6,494
  Current installments of capital lease obligations                                                 4,061          4,322
  Deferred revenues on contracts                                                                      265            449
                                                                                                 --------       --------
          Total current liabilities                                                                 9,073         11,265
Capital lease obligations, less current installments                                                2,143          3,909
                                                                                                 --------       --------
          Total liabilities                                                                        11,216         15,174
Series A Convertible Preferred Stock, $.001 par value;
  5,000,000 shares authorized; zero shares issued
  and outstanding at June 30, 2001 and December 31, 2000                                               --             --
Series B Convertible Preferred Stock, $.001 par value;
  5,000,000 shares authorized; zero shares issued
  and outstanding at June 30, 2001 and December 31, 2000                                               --             --
Series C Convertible Preferred Stock, $.001 par value;
  5,000,000 shares authorized; zero shares issued
  and outstanding at June 30, 2001 and December 31, 2000                                               --             --
Stockholders' equity:
  Common stock, $.001 par value, authorized 100,000,000
    shares, issued and outstanding 18,198,775 and
    20,683,922 shares at June 30, 2001
    and December 31, 2000, respectively                                                                18             21
  Additional paid-in capital                                                                       93,763         93,613
  Accumulated deficit                                                                             (55,613)       (27,441)
  Accumulated other comprehensive loss:
        Foreign currency translation                                                                  (47)           (43)
                                                                                                 --------       --------
                                                                                                   38,121         66,150
  Treasury stock, at cost, 2,739,800 shares at June 30, 2001                                       (2,819)            --
                                                                                                 --------       --------
          Total stockholders' equity                                                               35,302         66,150
                                                                                                 --------       --------
                                                                                                 $ 46,518       $ 81,324
                                                                                                 ========       ========

    See accompanying notes to condensed consolidated financial statements.

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                        JUNE 30,               JUNE 30,
                                                                                    2001       2000        2001       2000
                                                                                  --------   --------    --------    -------
 Revenues......................................................................   $  8,655   $ 15,381    $ 19,092    $25,835
 Cost of revenues..............................................................      8,649      8,782      17,960     14,328
 Other charges.................................................................     11,306         --      11,306         --
                                                                                  --------   --------    --------    -------
           Gross profit (loss).................................................    (11,300)     6,599     (10,174)    11,507
 Operating expenses:
   Selling and marketing.......................................................      1,484      2,722       2,935      4,955
   General and administrative..................................................      7,379      7,912      15,657     13,013
                                                                                  --------   --------    --------    -------
           Total operating expenses............................................      8,863     10,634      18,592     17,968
                                                                                  --------   --------    --------    -------
 Loss from operations..........................................................    (20,163)    (4,035)    (28,766)    (6,461)
 Interest income, net..........................................................        210        818         594        977
                                                                                  --------   --------    --------    -------
 Loss before income taxes......................................................    (19,953)    (3,217)    (28,172)    (5,484)
 Provision for income taxes....................................................         --         --          --         --
                                                                                  --------   --------    --------    -------
       Net loss................................................................   $(19,953)  $ (3,217)   $(28,172)   $(5,484)
                                                                                  ========   ========    ========    =======
 Loss per share:
    Basic and diluted..........................................................   $  (1.05)  $   (.16)   $  (1.42)   $  (.30)
                                                                                  ========   ========    ========    =======

                                                                                    19,087     20,395      19,792     18,084
    Weighted average number of common shares outstanding.......................   ========   ========    ========    =======

     See accompanying notes to condensed consolidated financial statements.

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  SIX MONTHS ENDED
                                                                                                       JUNE 30
                                                                                                   2001        2000
                                                                                                 --------    --------
                                                                                                     (UNAUDITED)
  Cash flows from operating activities:
    Net loss..................................................................................   $(28,172)   $(5,484)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization..........................................................      4,917      2,337
       Other charges..........................................................................     11,306         --
       Change in allowance for doubtful accounts..............................................       (251)     1,287
       Increase (decrease) in cash resulting from changes in:
         Accounts receivable..................................................................      1,914     (6,947)
         Income tax receivable................................................................         94        428
         Unbilled revenues on contracts.......................................................        282        (77)
         Prepaid expenses and other current assets............................................        (70)    (1,199)
         Other assets.........................................................................       (167)    (2,086)
         Accounts payable and accrued expenses................................................     (1,747)     1,953
         Deferred revenues on contracts.......................................................       (184)      (136)
                                                                                                 --------    -------
            Net cash used in operating activities.............................................    (12,078)    (9,924)
                                                                                                 --------    -------
  Cash flows from investing activities:
    Capital expenditures......................................................................     (1,248)    (9,458)
                                                                                                 --------    -------
            Net cash used in investing activities.............................................     (1,248)    (9,458)
                                                                                                 --------    -------
  Cash flows from financing activities:
    Restricted cash...........................................................................     (2,707)        --
    Net repayments on lines of credit.........................................................         --     (1,015)
    Long-term debt repayments.................................................................         --       (885)
    Repayment of capital lease obligations....................................................     (2,178)    (1,003)
    Proceeds of initial public offering, net of expenses......................................         --     67,516
    Issuance of Series C Convertible Preferred Stock, net of expenses                                  --     19,411
    Issuance of common stock and exercise of stock options....................................        147        159
    Repurchase of common stock................................................................     (2,819)        --
                                                                                                 --------    -------
            Net cash provided by (used in) financing activities...............................     (7,557)    84,183
                                                                                                 --------    -------
  Effect of exchange rate on cash.............................................................         (4)       (13)
                                                                                                 --------    -------
  Increase (decrease) in cash and cash equivalents............................................    (20,887)    64,788
  Cash and cash equivalents, at beginning of period...........................................     46,541        863
                                                                                                 --------    -------
    Cash and cash equivalents, at end of period...............................................   $ 25,654    $65,651
                                                                                                 ========    =======
  Acquisition of property and equipment and assumption of
     capital lease obligations................................................................   $    150    $ 9,211
                                                                                                 ========    =======

     See accompanying notes to condensed consolidated financial statements.

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Integrated Information Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

3. Revenue Recognition

     Revenues for time-and-material contracts are recognized as the services are rendered. Revenues pursuant to fixed fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of labor hours incurred to total estimated labor hours). Revenues from maintenance or post-contract support agreements are recognized as earned over the terms of the agreements. Revenues from recurring services such as application management and hosting operations are recognized as services are provided each month. Revenues for services rendered are not recognized until collectibility is reasonably assured.

     Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Unbilled revenues on contracts are comprised of earnings on certain contracts in excess of contractual billings on such contracts. Billings in excess of earnings are classified as deferred revenues on contracts.

4. Restricted Cash

     In March and May 2001, the Company deposited $1,806,000 into a construction escrow account. The funds in this account are being used to fund the build-out of tenant improvements at the Company's new 71,000 square foot facility in Tempe, Arizona.

     In June 2001, the Company deposited $1,000,000 into a restricted certificate of deposit account. The funds in this account serve as collateral against various letters of credit totaling $1,000,000.

5. Repurchase of Common Stock

     During the six months ended June 30, 2001, the Company repurchased 2,739,800 shares of its Common Stock at a cost of approximately $2,822,000. These shares are reflected as treasury stock in the accompanying financial statements.

6.   Other Charges

     During the second quarter of 2001, the Company recorded a charge of approximately $11.3 million related to certain underutilized data center facility computer equipment and leasehold improvements of $9.1 million, and related inventoried software licenses of $2.2 million. During this quarter, management determined that the future revenues to be generated from the Company's application outsourcing services would not be sufficient to recover the cost of the assets utilized in such operations, and, accordingly, performed an analysis for impairment under the guidance of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     Based on this analysis, management determined that the fair market values of the computer equipment and leasehold improvements related to the data center were less than the net book value of these assets, and, therefore, recorded an asset impairment charge of $9.1 million to reduce the book value of the assets to their estimated fair market value, which was determined to be zero. Additionally, management determined during the second quarter of 2001 that the software licenses to be utilized to serve certain application outsourcing services customers also had a fair value less than their book value, and, therefore, recorded a charge of $2.2 million to write the licenses down to their estimated fair value, which was determined to be zero.

     These assets and software licenses are utilized solely for the purpose of generating application outsourcing revenues, therefore, the charges have been recorded as costs of revenues.

7. Net Loss Per Share

     The following table sets forth the computation of shares used in computing basic and diluted net loss per share (in thousands, except per share amounts):

                                                                THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                   2001           2000           2001          2000
                                                                 --------        -------       --------       -------
                                                                        (UNAUDITED)                  (UNAUDITED)
 Net loss.................................................       $(19,953)       $(3,217)      $(28,172)      $(5,484)
                                                                 ========        =======       ========       =======

 Weighted average outstanding common shares...............         19,087         20,395         19,792        18,084
 Effect of dilutive securities:
      Stock options and warrants..........................            148          1,667            177         1,839
      Antidilutive effect of securities...................           (148)        (1,667)          (177)       (1,839)
                                                                 --------        -------       --------       -------
 Weighted average common equivalent shares
   outstanding............................................         19,087         20,395         19,792        18,084
                                                                 ========        =======       ========       =======
  Loss per share:
      Basic and diluted...................................       $  (1.05)       $  (.16)      $  (1.42)      $  (.30)
                                                                 ========        =======       ========       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since our inception in 1989, we have been a leader in applying emerging technologies by building and operating integrated information systems that allow our clients to digitally transform their business processes. Our success in assisting clients has been accompanied by growth in revenue, personnel, and infrastructure over our twelve-year history.

     We derive our revenues primarily from the delivery of professional services. We offer our services to clients under time and materials contracts or under fixed fee contracts. For time and material projects, we recognize revenues based on the number of hours worked by consultants at a rate per hour agreed upon with our clients. We recognize revenues from fixed-price contracts on a percentage-of-completion method based on project hours worked. The percentage of our revenues from fixed fee contracts was approximately 5% in 2000 and 11% in 1999. We provide our application outsourcing services at a minimum monthly fee and charge extra fees for services that exceed agreed-upon parameters. Revenues from these services are recognized as services are provided. Revenues for services rendered are not recognized until collectibility is reasonably assured.

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

     We have historically derived and believe that we will continue to derive a significant portion of our revenues from a limited number of clients who may change from year to year. Any cancellation, deferral, or significant reduction in work performed for our principal clients could harm our business and cause our operating results to fluctuate significantly from period to period. As a result of our investments in infrastructure and increase in operating expenses in 1999 and 2000, we incurred a net loss in 2000 and during the first six months of 2001. Our quarterly revenue, cost of revenues, and operating results have varied in the past due to fluctuations in the utilization of project personnel and are likely to vary significantly in the future. Therefore, we believe that period-to-period comparisons of our operating results may not necessarily be meaningful and should not be relied upon as indications of future performance.

RESULTS OF OPERATIONS

REVENUES. Revenues decreased 44% to $8.7 million for the three months ended June 30, 2001, compared to $15.4 million in the same period of 2000. For the first six months of 2001, revenues decreased 26% to $19.1 million compared to $25.8 million in same period of 2000. Revenues from our largest customer decreased to $1.7 million and $4.7 million for the three and six months ended June 30, 2001 compared to $2.9 million and $5.2 million for the same periods of 2000. Declines in billed hours and new engagements resulted in decreases of approximately $4.5 million and $6.0 million in revenues for the three and six months ended June 30, 2001 compared to the same periods in 2000. Declines in average hourly bill rates resulted in decreases of approximately $1.1 million and $800,000 in revenues for the three and six months ended June 30, 2001 compared to the same periods of 2000. During the first six months of 2001, $1.7 million of services were provided to customers for which no revenue was recognized due to the fact that collectibility was not reasonably assured.

COST OF REVENUES. Cost of revenues increased 127% to $20.0 million for the three months ended June 30, 2001, compared to $8.8 million for the same period of 2000. For the first six months 2001, cost of revenues increased 105% to $29.3 million compared to $14.3 million for the same period of 2000. These increases were due primarily to a non-cash charge of approximately $11.3 million that was recorded in the three months ended June 30, 2001. This charge related to certain underutilized data center facility computer equipment and leasehold improvements of $9.1 million and related inventoried software licenses of $2.2 million. The remaining increase for the six months ended June 30, 2001, was attributable to increases of approximately $2.0 million in personnel cost and $1.7 million in depreciation. Project personnel were 285 at June 30, 2001 compared to 405 at June 30, 2000.

     During the quarter ended June 30, 2001, management determined that the future revenues to be generated from the Company's application outsourcing services would not be sufficient to recover the cost of the assets utilized in such operations, and accordingly, performed an analysis for impairment under the guidance of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     Based on this analysis, management determined that the fair market values of the computer equipment and leasehold improvements related to the data center were less than the net book value of these assets, and, therefore, recorded an asset impairment charge of $9.1 million to reduce the book value of the assets to their estimated fair market value, which was determined to be zero. Additionally, management determined during the second quarter of 2001 that the software licenses to be utilized to serve certain application outsourcing services customers also had a fair value less than their book value, and, therefore, recorded a charge of $2.2 million to write the licenses down to their estimated fair value, which was determined to be zero.

     These assets and software licenses are utilized solely for the purpose of generating application outsourcing revenues, therefore, the charges have been recorded as cost of revenues.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 45% to $1.5 million for the three months ended June 30, 2001, compared to $2.7 million for the same period of 2000. For the first six months of 2001, selling and marketing expenses decreased 42% to $2.9 million compared to $5.0 million for the same period of 2000. The decreases are due primarily to reductions of dedicated sales and marketing personnel and decreases in spending for advertising and promotion for the first six months of 2001 compared to the same period of 2000. As a percentage of revenues, selling and marketing expenses decreased to 17% and 15% for the three and six months ended June 30, 2001, from 18% and 19% for the same periods of 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 6% to $7.4 million for the three months ended June 30, 2001, compared to $7.9 million for the same period of 2000. For the first six months of 2001, general and administrative expenses increased 21% to $15.7 million compared to $13.0 million for the same period of 2000. The decrease for the three months ended June 30, 2001 was primarily attributable to reductions of general and administrative personnel and facility rent expense. The increase for the six months ended June 30, 2001 was attributable to approximately $1.4 million additional facility rent expense due to regional office expansion that occurred in the second quarter of 2000, approximately $900,000 of additional depreciation expense, and approximately $1.2 million to additional compensation and benefits paid to administrative personnel. These increases were offset by a reduction of approximately $600,000 of bad debt expense. The balance of the increase was related to increases in other expenses such as telecommunications, professional services, and office administration. As a percentage of revenues, general and administrative expenses increased to 85% and 82% for the three and six months ended June 30, 2001, from 51% and 50% for the same periods of 2000.

INTEREST INCOME, NET. Interest income, net of interest expenses, decreased to $210,000 for the three months ended June 30, 2001, compared to $818,000 for the same period of 2000. For the first six months of 2001, interest income, net of interest expenses, decreased to $594,000 compared to $1.0 million for the same period of 2000. The decreases are due primarily to the use of invested proceeds from both our preferred stock financing in January 2000 and our initial public offering in March and April 2000 during the first six months of 2001.

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

     At June 30, 2001, we had approximately $25.7 million in cash and cash equivalents and $25.4 million in working capital, as compared to $46.5 million and $45.5 million at December 31, 2000.

     For the six months ended June 30, 2001 and 2000, net cash used in operating activities was $12.1 million and $9.9 million, respectively. Cash used in operating activities in each of these periods was the result of net losses, adjusted for non-cash items primarily related to depreciation, amortization and asset impairment, and fluctuations in accounts receivable, prepaid expenses and other current assets, and accounts payable and accrued expenses.

     For the six months ended June 30, 2001 and 2000, net cash used in investing activities was $1.2 million and $9.5 million, respectively. Cash used in investing activities in each period consisted primarily of purchases of computer equipment, furniture and leasehold improvements to support growth in our infrastructure. During 2000 we invested approximately $7 million, net of leased furniture and equipment, in our application outsourcing services data center. We also invested in geographical expansion during 2000. We anticipate additional capital expenditures of approximately $3 million in 2001.

     For the six months ended June 30, 2001, net cash used in financing activities was $7.6 million, compared to net cash provided by financing activities of $84.2 million for the six months ended June 30, 2000. During the first six months of 2001, we repurchased 2,739,800 shares of our common stock for approximately $2.8 million. Net repayments of capital lease obligations were approximately $2.2 million for the same period. We allocated $2.8 million to restricted cash and used $100,000 during the first six months of 2001. Cash provided by financing activities in 2000 related to the sale of our preferred stock in a private placement and our common stock in our initial public offering, partially offset by debt repayment.

     Non-cash investing and financing activities for the six months ended June 30, 2001 and 2000 consisted of new capital lease obligations for property and equipment of $150,000 and $9.2 million, respectively.

     As of June 30, 2001, we had a master lease agreement to finance up to $3.0 million of computer equipment with Imperial Bank. The master lease agreement has an implied interest rate of approximately 10.5%. As of June 30, 2001, approximately $1.7 million was outstanding under the master lease agreement. The master lease agreement expires on various dates through June 2002.

     We believe that current cash balances will be sufficient to meet our working capital and capital expenditure requirements for the remainder of 2001. We may need additional financing to fund our cash requirements beyond 2001. In this regard, we expect to continue to invest in our business in an effort to grow revenues. Such additional financing, if needed, may not be available on terms acceptable to us, if at all. In June 2001, the Company deposited $1,000,000 into a restricted certificate of deposit account. The funds in this account serve as collateral against various letters of credit totaling $1,000,000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 as of July 1, 2001, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. The Company has not recorded any goodwill or intangible assets acquired in business combinations completed before July 1, 2001.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     Finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

     As of July 1, 2001, the date of adoption of Statement 141, the Company had no unamortized goodwill and no unamortized identifiable intangible assets subject to the transition provisions of Statement 141. The Company has recorded no amortization expense related to goodwill for the year ended December 31, 2000 and the six months ended June 30, 2001. The adoption of Statement 142 on January 1, 2002, is not expected to have a material effect on our consolidated financial statements.

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

WE HAVE EXPERIENCED OPERATING LOSSES AND MAY INCUR OPERATING LOSSES IN FUTURE PERIODS, WHICH COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

     We had a net loss of approximately $25.4 million for the year ended December 31, 2000 and a net loss of approximately $28.2 million for the six months ended June 30, 2001. We expect to continue to incur losses in 2001. If we do not achieve revenue growth or reduce expenses we could experience operating losses greater than already anticipated or for periods after 2001. These losses or any fluctuation in our operating results could cause the market value of our common stock to decline further.

IF OUR COMMON STOCK PRICE REMAINS BELOW $1.00 IN 2001, WE MAY BE DELISTED FROM NASDAQ, REDUCING THE LIQUIDITY AND VALUE OF OUR COMMON STOCK.

     At various times since January 2001, our common stock has traded for less than $1.00 per share on the Nasdaq National Market. If a security listed on Nasdaq trades for less than $1.00 for thirty consecutive days, Nasdaq begins a process pursuant to which the issuer's securities may be delisted from the Nasdaq. Any delisting of our common stock on Nasdaq would adversely affect the liquidity of our common stock and further depress the common stock price.

WE RELY ON A SMALL NUMBER OF CLIENTS FOR MOST OF OUR REVENUES AND OUR REVENUES WILL DECLINE SIGNIFICANTLY IF WE CANNOT RETAIN OR REPLACE, OR IF WE EXPERIENCE COLLECTION PROBLEMS FROM, THESE CLIENTS.

     We derive, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Our two largest clients accounted for 41% and 34% of our revenues during the first six months of 2001 and in fiscal 2000, respectively.

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

     In the first six months of 2001 and in fiscal 2000, we recorded bad debt expense of $611,000 and $11.8 million , respectively. Of the $11.8 million in bad debt expense incurred in 2000, approximately $7.4 million was attributable to development stage and dot-com clients that have not been able to pay as a result of the slow-down in funding for start up ventures in 2000. The remaining $4.4 million in bad debt expense was attributable to disputes with clients. We are currently in arbitration with these clients to resolve these disputes. Certain of these clients have asserted counter-claims against us.

SOME OF OUR CLIENTS ARE EMERGING COMPANIES THAT HAVE LITTLE OR NO OPERATING HISTORY AND MAY LACK THE RESOURCES TO PAY OUR FEES, WHICH COULD CAUSE US TO INCUR LOSSES ON THESE ACCOUNTS.

     We provide services to many small emerging companies that have limited operating histories and resources to pay our fees. Occasionally, we provide services to select start-up companies in exchange for equity in those clients. These companies often have little or no earnings or cash flow and their business is generally at greater risk of failing than more established, traditional businesses. As a result, these clients may be unable to pay for our services in a timely manner, or at all. This would reduce our cash flow, making it difficult to carry on our business without additional funds, and could lead to the inefficient allocation of our professional and other resources. In addition, if the equities we receive from these companies decline in value, we may be required to reduce the value of these equity investments. We have not accepted any equity from our customers for services rendered during the first six months of 2001.

THE MARKET FOR OUR SERVICES MAY NOT GROW AS ANTICIPATED AND HURT OUR ABILITY TO BECOME PROFITABLE.

     While the IT services market in which we compete with our consulting and application outsourcing services steadily grew in 2000, this growth was lower than anticipated. In anticipation of a continued increase in demand for consulting and application outsourcing services, we made substantial infrastructure investments to support these demands. If demand for either of these types of services does not grow as was anticipated , or if we do not capture sufficient market share for these services, we may not be able to achieve profitability.

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

     Our revenues and results of operations have fluctuated significantly in the past and could fluctuate significantly in the future. We incurred net losses of $25.4 million and $28.2 million for 2000 and the first six months of 2001, respectively. In 2000, our quarterly net losses ranged from $2.3 million in the first quarter to $16.3 in the fourth quarter. You should not rely on period-to-period comparisons of operations as an indication of future performance.

     Our results may fluctuate due to the factors described in this Form 10-Q, as well as:

          . the loss of or failure to replace any significant clients; . variati0n in demand for our services;
          .  higher than expected bad debt write-offs;
          . changes in the mix of services that we offer; and . increases in our operating expenses.

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

     Although we provide consulting services primarily on a time and materials compensation basis, approximately 5% of our consulting revenue was derived from fixed-price, fixed-time engagements in 2000, and approximately 7% of revenues were derived from fixed-price, fixed-time engagements for the six months ended June 30, 2001. The percentage of our revenues derived from fixed-price, fixed time engagements may increase in the future, as influenced by changes in demand and market conditions. While we believe we have the ability to estimate the expected cost to be incurred under any given contract, our failure to accurately estimate the resources required for a fixed-price, fixed-time engagement or our failure to complete our contractual obligations in a manner consistent with our projections or contractual commitments could harm our overall profitability and our business. From time to time, we have been required to commit unanticipated additional resources to complete some fixed-price, fixed-time engagements, resulting in losses on these engagements. We believe that we may experience similar situations in the future. In addition, we may negotiate a fixed price for some projects before the design specifications are finalized, resulting in a fixed price that is too low and causing a decline in our operating results.

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

IF WE ARE UNABLE TO SUCCESSFULLY POSITION AND SELL OUR APPLICATION OUTSOURCING SERVICES, OUR PROFITABILITY AND THE PRICE OF OUR COMMON STOCK MAY DECLINE.

     Our ability to increase revenues and profitability depends in part on the adoption and acceptance of third-party application hosting services by our clients. We have expended significant resources and expect to continue to invest to increase our data center capacity to accommodate our hosting services. To date, these services have not been profitable and we have not been able to attract and retain a significant number of clients. If we do not achieve profitability from these services, our operating results and stock price will continue to be negatively affected. In June 2001, we recorded a non-cash charge of $11.3 million relating to certain under-utilized data center assets.

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

     James G. Garvey, Jr., a director, executive officer, and our founder, currently owns approximately 64% of our outstanding common stock. Mr. Garvey's stock ownership and management positions enable him to exert considerable influence over us, including in the election of directors and the approval of other actions submitted to our stockholders. In addition, without the consent of Mr. Garvey, we may be prevented from entering into transactions that could be viewed as beneficial to other stockholders, including a sale of Integrated Information Systems. This could prevent you from selling your stock to a potential acquirer at prices that exceed the market price of our stock, or could cause the market price of our common stock to decline.

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

     In May 2001, our board authorized a stock repurchase plan, which authorizes us to purchase up to $5 million of our common stock on the open market in compliance with applicable SEC regulations. If we continue to repurchase our common stock under this plan, the number of shares of our common stock outstanding will decrease. This decrease could reduce the trading volume of our common stock, which may adversely impact the liquidity and value of our common stock. As of August 10, 2001, we have repurchased 4,390,700 shares of our common stock at a cost of
                          ---------
approximately $4.7 million.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Beginning on or about July 10, 2001, a number of purported class action lawsuits have been filed in the United States District Court for the Southern District of New York against the Company, certain of its current and former officers and directors, and the members of the underwriting syndicate involved in the Company's initial public offering. The lawsuits are essentially identical, and purport to bring suit on behalf of those who purchased the Company's publicly traded securities between March 17, 2000 and June 27, 2001. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The Company believes the claims are without merit and intends to defend the actions vigorously.

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

     Through June 30, 2001, approximately $40.0 million of IIS' proceeds from the offering have been applied to working capital, to capital improvements to our facilities, and to repurchase shares of our common stock. The remaining net proceeds are being maintained in a portfolio of money market funds and investment grade securities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 24, 2001, the Company held its annual meeting of stockholders. At the annual meeting, the Company's stockholders voted to amend the Company's 1997 Long-Term Incentive Plan to increase the aggressive number of shares in respect of which awards may be granted under the plan to 6,000,000 and to quality options granted under the plan as "performance-based compensation" under Section 162(m) of the Internal Revenue. The stockholders approved these amendments with 10,837,655 votes in favor of this amendment, 1,089,417 votes opposed, and zero votes abstaining. Stockholders also approved an amendment to the Employee Stock Purchase Plan to increase the aggregate number of shares available under the plan to 700,000 with 11,741,637 votes in favor of this amendment, 223,645 votes opposed, and zero votes abstaining.

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

     10.30 Lease Agreement between the Company and Regency Tower LLC dated February 22, 2001.

     10.31 Assignment and Assumption of Lease between the Company, The CIT Group/Equipment Financing, Inc., and Birtcher Arizona, LLC Manager for AmberJack, Ltd. dated July 10, 2001.

     10.32 Assignment and Assumption of Lease between the Company, The CIT Group/Equipment Financing, Inc., and Birtcher Arizona, LLC Manager for AmberJack, Ltd. dated July 10, 2001.

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on July 18, 2001, relating to a class action lawsuit filed against the Company and certain of its current and former directors.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTEGRATED INFORMATION SYSTEMS, INC.
                                            Registrant


                                            /s/ David A. Wirthlin
                                            ---------------------
                                            David A. Wirthlin
                                            Chief Financial and Principal
                                            Accounting Officer
Date: August 14, 2001

                                 Exhibit Index

   3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending June 30, 2000).

   3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K (File No. 333-94861) for the period ending December 31, 2000).

  10.30 Lease Agreement between the Company and Regency Tower LLC dated February 22, 2001.

  10.31 Assignment and Assumption of Lease between the Company, The CIT Group/ Equipment Financing, Inc., and Birtcher Arizona, LLC Manager for AmberJack, Ltd. dated July 10, 2000.

  10.32 Assignment and Assumption of Lease between the Company, The CIT Group/ Equipment Financing, Inc., and Birtcher Arizona, LLC Manager for Amber-Jack, Ltd. dated July 10, 2001.