Form 10-Q/A
period 2001-06-30
INTEGRATED INFORMATION SYSTEMS INC
filed 2001-08-21
CIK 1059421

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

IF WE DO NOT CONTINUE TO MEET THE NASDAQ NATIONAL MARKET'S LISTING REQUIREMENTS, WE MAY BE DELISTED FROM NASDAQ, REDUCING THE LIQUIDITY AND VALUE OF OUR COMMON STOCK.

     Companies listed on Nasdaq are required to meet specific criteria for continued listing on Nasdaq. Included in this criteria are:

     . $10.0 million in stockholders' equity (until November 1, 2002, this requirement is satisfied by maintaining net assets of at least $4.0 million);
     .    750,000 shares in the public float (i.e., not owned by insiders);
     .    $5.0 million market value of public float;
     .    $1.00 minimum bid price;
     .    400 shareholders;
     .    2 market makers; and
     .    compliance with certain corporate governance criteria.

     At various times since January 2001, our common stock has traded for less than $1.00 per share on the Nasdaq National Market. If a security listed on Nasdaq trades for less than $1.00 per share for thirty consecutive days, Nasdaq begins a process pursuant to which the issuer's securities may be delisted from Nasdaq. Similarly, if the market value of the public float or our common stock diminishes to less than $5.0 million for thirty consecutive days, Nasdaq begins a process pursuant to which the issuer's securities may be delisted from Nasdaq. As of August 2, 2001, our public float was approximately $5.5 million. Should we fail to comply with these or any of the other continued listing requirements established by Nasdaq, our stock could be delisted. Any delisting of our common stock on Nasdaq would adversely affect the liquidity of our common stock and further depress the common stock price.


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

Date: August 21, 2001