Form 10-Q
period 2001-09-30
INTEGRATED INFORMATION SYSTEMS INC
filed 2001-11-14
CIK 1059421

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended September 30, 2001

                                       or

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

As of November 8, 2001, there were 16,057,750 shares of common stock, $0.001 par value, outstanding.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                                          PAGE
PART I        FINANCIAL INFORMATION  .....................................................    3

      ITEM 1    FINANCIAL STATEMENTS  ....................................................    3

                Condensed Consolidated Balance Sheets as of September 30, 2001 and
                December 31, 2000 ........................................................    3
`
                Condensed Consolidated Statements of Operations for Three and Nine
                Months Ended September 30, 2001 and 2000 .................................    4

                Condensed Consolidated Statements of Cash Flows for Nine
                Months Ended September 30, 2001 and 2000 .................................    5

                Notes to Condensed Consolidated Financial Statements  ....................    6

      ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ......................................    7

      ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK ..............................................................   11

PART II      OTHER INFORMATION ...........................................................   19

      ITEM 1    LEGAL PROCEEDINGS ........................................................   19

      ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS .................................   19

      ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K  .........................................   20

SIGNATURES ...............................................................................   20

SIGNATURE PAGE ...........................................................................   20


PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS


               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                     2001              2000
                                                                                     ----              ----
                                                                                  (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                        $13,851          $46,541
   Restricted cash                                                                    2,117               --
   Accounts receivable, net of allowance of $6,822 and $6,794, respectively           3,806            6,572
   Income tax receivable                                                                 --              111
   Unbilled revenues on contracts                                                       323              472
   Prepaid expenses and other current assets                                            668            3,109
                                                                                        ---            -----

           Total current assets                                                      20,765           56,805
Property and equipment, net                                                          12,264           23,647
Goodwill                                                                                981               --
Other assets                                                                          1,441              872
                                                                                      -----              ---

                                                                                   $ 35,451          $81,324
                                                                                   ========          =======

LIABILITIES, CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                            $ 5,956           $6,494
   Current installments of capital lease obligations                                  3,793            4,322
   Deferred revenues on contracts                                                       260              449
                                                                                    -------           ------
           Total current liabilities                                                 10,009           11,265
Capital lease obligations, less current installments                                  1,305            3,909
                                                                                    -------           ------

           Total liabilities                                                         11,314           15,174
Series A Convertible Preferred Stock, $.001 par value;
   5,000,000 shares authorized; zero shares issued
   and outstanding at September 30, 2001 and December 31, 2000                           --               --
Series B Convertible Preferred Stock, $.001 par value;
   5,000,000 shares authorized; zero shares issued
   and outstanding at September 30, 2001 and December 31, 2000                           --               --
Series C Convertible Preferred Stock, $.001 par value
   5,000,000 shares authorized; zero shares issued
   and outstanding at September 30, 2001 and December 31, 2000                           --               --
Stockholders' equity:
   Common stock, $.001 par value, authorized 100,000,000
     shares, issued and outstanding 16,106,050 and
     20,683,922 shares at September 30, 2001
     and December 31, 2000, respectively                                                 16               21
   Additional paid-in capital                                                        93,773           93,613
   Accumulated deficit                                                              (64,384)         (27,441)
   Accumulated other comprehensive loss:
         Foreign currency translation                                                   (58)             (43)
                                                                                    -------           ------

                                                                                     29,347           66,150
   Treasury stock, at cost, 4,851,800 shares at September 30, 2001                   (5,210)              --
                                                                                    -------           ------

           Total stockholders' equity                                                24,137           66,150
                                                                                    -------           ------

                                                                                   $ 35,451          $81,324
                                                                                   ========          =======


See accompanying notes to condensed consolidated financial statements.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                         2001        2000           2001        2000
                                                         ----        ----           ----        ----
 Revenues .........................................     $6,172     $17,336        $25,264     $43,171
 Cost of revenues .................................      5,814      10,362         23,774      24,659
 Other charges. ...................................         47          --         11,353          --
                                                         -----      ------         ------      ------
           Gross profit (loss). ...................        311       6,974         (9,863)     18,512
 Operating expenses:
   Selling and marketing. .........................      1,408       1,828          4,343       6,783
   General and administrative .....................      7,881       9,571         23,538      22,615
                                                         -----      ------         ------      ------
           Total operating expenses ...............      9,289      11,399         27,881      29,398
                                                         -----      ------         ------      ------

 Loss from operations .............................     (8,978)     (4,425)       (37,744)    (10,886)
 Interest income, net .............................        207         738            801       1,715
                                                         -----      ------         ------      ------

 Loss before income taxes .........................     (8,771)     (3,687)       (36,943)     (9,171)
 Provision for income taxes .......................         --          --             --          --
                                                         -----      ------         ------      ------

       Net loss ...................................   $ (8,771)   $ (3,687)     $ (36,943)   $ (9,171)
                                                      ========    ========      =========    ========

 Loss per share:
    Basic and diluted .............................     $(0.52)     $(0.18)        $(1.96)     $(0.49)
                                                        ======      ======         ======      ======

 Weighted average number of common shares
   outstanding ....................................     16,888      20,474         18,824      18,881
                                                        ======      ======         ======      ======

See accompanying notes to condensed consolidated financial statements.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30
                                                                                    2001          2000
                                                                                    ----          ----
                                                                                        (UNAUDITED)

   Cash flows from operating activities:
     Net loss ..................................................................  $ (36,943)   $ (9,171)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization ..........................................      6,399       4,549
        Other charges ..........................................................     11,353          --
        Net change in allowance for doubtful accounts ..........................         28       3,220
        Increase (decrease) in cash resulting from changes in:
          Accounts receivable ..................................................      2,903     (12,926)
          Income tax receivable ................................................        111         539
          Unbilled revenues on contracts  ......................................        353        (112)
          Prepaid expenses and other current assets ............................        197        (841)
          Other assets  ........................................................       (420)     (3,700)
          Accounts payable and accrued expenses ................................       (635)      2,820
          Deferred revenues on contracts  ......................................       (247)        (92)
                                                                                       -----        ----

             Net cash used in operating activities  ............................    (16,901)    (15,714)
                                                                                    --------    --------

   Cash flows from investing activities:
     Capital expenditures ......................................................     (2,870)    (15,328)
     Acquisitions ..............................................................     (2,442)         --
                                                                                    --------    -------

             Net cash used in investing activities  ............................     (5,312)    (15,328)

   Cash flows from financing activities:
     Restricted cash  ..........................................................     (2,117)         --
     Net repayments on lines of credit  ........................................         --      (1,015)
     Long-term debt repayments  ................................................         --        (885)
     Repayment of capital lease obligations ....................................     (3,290)     (1,940)
     Proceeds of initial public offering, net of expenses ......................         --      67,516
     Issuance of Series C Convertible Preferred Stock, net of expenses .........         --      19,411
     Issuance of common stock and exercise of stock options ....................        160         409
     Repurchase of common stock ................................................     (5,215)         --
                                                                                    --------    -------

             Net cash provided by (used in) financing activities  ..............    (10,462)     83,496
                                                                                    --------    -------

   Effect of exchange rate on cash  ............................................        (15)        (30)
                                                                                    --------    -------

   Increase (decrease) in cash and cash equivalents ............................    (32,690)     52,424
   Cash and cash equivalents, at beginning of period  ..........................     46,541         863
                                                                                    --------    -------

     Cash and cash equivalents, at end of period  ..............................   $ 13,851     $53,287
                                                                                   ========     =======

   Acquisition of property and equipment and assumption of
      capital lease obligations ................................................       $150      $9,748
                                                                                       ----      ------



See accompanying notes to condensed consolidated financial statements.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Integrated Information Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-, six-, and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

3. Revenue Recognition

The Company recognizes revenue when each of the following four criteria are met:
    . Persuasive evidence of an arrangement exists;
    . Delivery has occurred or services have been rendered;
    . The seller's price to the buyer is fixed or determinable; and . Collectibility is reasonably assured.

Revenues for time-and-material contracts are recognized as the services are rendered. Revenues pursuant to fixed fee contracts are recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of labor hours incurred to total estimated labor hours). Revenues from maintenance or post-contract support agreements are recognized as earned over the terms of the agreements. Revenues from recurring services such as application management and hosting operations are recognized as services are provided each month. Revenues for services rendered are not recognized until collectibility is reasonably assured.

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Unbilled revenues on contracts are comprised of earnings on certain contracts in excess of contractual billings on such contracts. Billings in excess of earnings are classified as deferred revenues on contracts.

4. Restricted Cash

In March and May 2001, the Company deposited $1,806,000 into a construction escrow account. The funds in this account are being used to fund the build-out of tenant improvements at the Company's new 71,000 square foot facility in Tempe, Arizona. Through September 30, 2001, $689,000 of the restricted cash was used toward these tenant improvements.

In June 2001, the Company deposited $1,000,000 into a restricted certificate of deposit account. The funds in this account serve as collateral against various letters of credit totaling $1,000,000.

5. Repurchase of Common Stock

During the nine months ended September 30, 2001, the Company repurchased 4,851,800 shares of its Common Stock at a cost of approximately $5.2 million. These shares are reflected as treasury stock in the accompanying financial statements.

6. Other Charges

During the second quarter of 2001, the Company recorded an impairment charge of approximately $11.3 million related to certain underutilized data center facility computer equipment and leasehold improvements of $9.1 million, and related inventoried software licenses of $2.2 million. During the second quarter of 2001, management determined that the future revenues to be generated from the Company's application outsourcing services would not be sufficient to recover the cost of the assets utilized in such operations, and, accordingly, performed an analysis for impairment under the guidance of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Based on this analysis, management determined that the fair market values of the computer equipment and leasehold improvements related to the data center were less than the net book value of these assets and, therefore, recorded an asset impairment charge of $9.1 million to reduce the book value of the assets to their estimated fair market value, which was determined to be zero. Additionally, management determined during the second quarter of 2001 that the software licenses to be utilized to serve certain application outsourcing services customers also had a fair value less than their book value and, therefore, recorded a charge of $2.2 million to write the licenses down to their estimated fair value, which was determined to be zero.

These assets and software licenses are utilized solely for the purpose of generating application outsourcing revenues; therefore, the charges have been recorded as costs of revenues.

7. Acquisitions

On August 29, 2001, we completed a series of transactions with K2 Digital, Inc., a publicly held digital services firm based in New York City. In that transaction, we hired approximately 24 management and consulting employees of K2, acquired certain related fixed assets, and assumed certain of the leased office space of K2 in New York City. The total purchase price consisted of cash payments of $561,000 for certain K2 assets, $156,000 for the assumption of liabilities, and $282,000 for the payment of payroll and certain operating expenses for K2 prior to the acquisition date. In the preliminary purchase price allocation, $480,000 was recorded as goodwill.

On September 28, 2001, we completed a similar series of transactions with STEP Technology, Inc., a Portland, Oregon-based information technology consulting firm. In that transaction, we hired approximately 54 management and consulting personnel of STEP, acquired certain related assets, and assumed a portion of STEP's office space in Portland. The total purchase price consisted of cash payments of $1,126,000 for certain STEP assets and $513,000 for the payment of payroll and certain operating expenses for STEP. In the preliminary purchase price allocation, $385,000 was recorded as goodwill. In addition to the cash consideration, under the purchase agreement, if in 2002, 2003, and 2004 annual earnings from STEP operations are positive, STEP is entitled to three percent of the revenues generated by customers acquired or employees hired in this transaction.

The following summary, prepared on a proforma basis, presents the results of operations as if the acquisition of K2 and STEP had been completed as of January 1, 2000 (unaudited).

                                       Nine months ended       Nine months ended
                                      September 30, 2001      September 30, 2000
                                      ------------------      ------------------

        Revenues                        $  34,053                  $  56,335
        Loss from operations              (43,515)                   (14,190)
        Net loss                          (42,641)                   (10,702)

The proforma results are not necessarily indicative of what actually would have occurred if the transactions had been completed as of January 1, 2000. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

8. Net Loss Per Share

The following table sets forth the computation of shares used in computing basic and diluted net loss per share (in thousands, except per share amounts):



                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                       2001           2000              2001             2000
                                                       ----           ----              ----             ----
                                                           (UNAUDITED)                       (UNAUDITED)
  Net loss  ......................................  $  (8,771)     $ (3,687)         $ (36,943)       $ (9,171)
                                                    ==========     =========         ==========       =========

  Weighted average outstanding common shares  ....     16,888        20,474             18,824          18,881
  Effect of dilutive securities:
       Stock options and warrants ................        132         1,461                162           1,713
       Antidilutive effect of securities  ........       (132)       (1,461)              (162)         (1,713)
                                                       -------       -------            -------         -------

  Weighted average common equivalent shares
    outstanding ..................................     16,888        20,474             18,824          18,881
                                                       ======        ======            ========         =======

   Loss per share:
       Basic and diluted  ........................     $(0.52)       $(0.18)           $ (1.96)         $(0.49)
                                                       =======       =======           ========         =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since our inception in 1989, Integrated Information Systems has been a leader in applying emerging technologies by building and operating integrated information systems for clients. IIS offers cost-conscious, productive, profit-minded solutions across the entire service continuum with single provider accountability.

We derive our revenues primarily from the delivery of professional services. We offer our services to clients under time and materials contracts or under fixed fee contracts. For time and material projects, we recognize revenues based on the number of hours worked by consultants at a rate per hour agreed upon with our clients. We recognize revenues from fixed-price contracts on a percentage-of-completion method based on project hours worked. The percentage of our revenues from fixed fee contracts was approximately 11% in the first nine months of 2001 and 5% in 2000. We provide our application outsourcing services at a minimum monthly fee and charge extra fees for services that exceed agreed-upon parameters. Revenues from these services are recognized as services are provided. Revenues for services rendered are not recognized until collectibility is reasonably assured.

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

We have historically derived and believe that we will continue to derive a significant portion of our revenues from a limited number of clients who may change from year to year. Any cancellation, deferral, or significant reduction in work performed for our principal clients could harm our business and cause our operating results to fluctuate significantly from period to period. As a result of our investments in infrastructure and increase in operating expenses in 1999 and 2000, we incurred a net loss in 2000 and during the first nine months of 2001. Our quarterly revenue, cost of revenues, and operating results have varied in the past due to fluctuations in the utilization of project personnel and are likely to vary significantly in the future. Therefore, we believe that period-to-period comparisons of our operating results may not necessarily be meaningful and should not be relied upon as indications of future performance.

On August 29, 2001, we completed a series of transactions with K2 Digital, Inc., a publicly held digital services firm based in New York City. In that transaction, we hired approximately 24 management and consulting employees of K2, acquired certain related fixed assets, and assumed certain of the leased office space of K2 in New York City. The transactions were paid for with cash and the assumption of certain operating expenses of K2 (See Note 7).

On September 28, 2001, we completed a similar series of transactions with STEP Technology, Inc., a Portland, Oregon-based information technology consulting firm. In that transaction, we hired approximately 54 management and consulting personnel of STEP, acquired certain related assets, and assumed a portion of STEP's office space in Portland. The transaction was paid for with cash and the assumption of certain operating expenses of STEP (See Note 7).

In connection with the K2 and STEP transactions, the company incurred $116,000 in acquisition costs which were recorded in goodwill as a component of the purchase price.

In a subsequent event, on October 31, 2001, we completed another series of transactions with INTEFLUX, Inc., a Phoenix, Arizona-based information technology consultancy with international operations in London, England. In that transaction, we hired approximately 19 management and consulting personnel of INTEFLUX, acquired certain related assets, and assumed the leased office space of INTEFLUX in Phoenix and in London. The transaction was paid for with a combination of cash and restricted shares of our common stock, as well as the assumption of certain operating expenses of INTEFLUX.

RESULTS OF OPERATIONS

REVENUES. Revenues decreased 64% to $6.2 million for the three months ended September 30, 2001, compared to $17.3 million in the same period of 2000. For the first nine months of 2001, revenues decreased 41% to $25.3 million compared to $43.2 million in the same period of 2000. Revenues from our largest customer decreased to $1.2 million and $5.9 million for the three- and nine-month periods ended September 30, 2001, compared to $3.8 million and $8.9 million for the same periods of 2000. Declines in billed hours and new engagements resulted in decreases of approximately $6.9 million and $12.0 million in revenues for the three- and nine-month periods ended September 30, 2001, compared to the same periods in 2000. Declines in average hourly bill rates resulted in decreases of approximately $4.3 million and $5.9 in revenues for the three- and nine-month periods ended September 30, 2001, compared to the same periods of 2000. We believe that these declines in revenue reflect general weakening in our industry sector, which we expect to continue into 2002. During the first nine months of 2001, we did not record $2.1 million of revenue in connection with services provided to customers where collection was not deemed probable.

COST OF REVENUES. Cost of revenues decreased 43% to $5.9 million for the three months ended September 30, 2001, compared to $10.4 million for the same period of 2000. For the first nine months of 2001, cost of revenues increased 42% to $35.1 million compared to $24.7 million for the same period of 2000. As a percentage of revenue, cost of revenues were 95% and 139% in the three months and nine months ended September 30, 2001, compared to 60% and 57% for the same periods in 2000. These increases were due primarily to decreases in revenues and a non-cash charge of approximately $11.3 million recorded in the three-month period ended June 30, 2001. Approximately $9.1 million of this impairment charge was related to underutilized data center facility computer equipment and leasehold improvements, and approximately $2.2 million of this impairment charge was related to inventoried software licenses.

For additional information, see Note 6 of our Financial Statements found in this Quarterly Report on Form 10-Q.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 23% to $1.4 million for the three months ended September 30, 2001, compared to $1.8 million for the same period of 2000. For the first nine months of 2001, selling and marketing expenses decreased 36% to $4.3 million, compared to $6.8 million for the same period of 2000. The decreases are due primarily to reductions of dedicated sales and marketing personnel and decreases in spending for advertising and promotion for the first nine months of 2001, compared to the same period of 2000. As a percentage of revenues, selling and marketing expenses increased to 23% and 17% for the three- and nine-month periods ended September 30, 2001, from 11% and 16% for the same periods of 2000, primarily as a result of the decrease in revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 18% to $7.9 million for the three months ended September 30, 2001, compared to $9.6 million for the same period of 2000. During the first nine months of 2001, general and administrative expenses increased 4% to $23.5 million, compared to $22.6 million for the same period of 2000. The decrease for the three-month period ended September 30, 2001, was primarily attributable to reductions in general and administrative personnel offset by facility rent expense and legal claim accruals. The increase for the nine-month period ended September 30, 2001, was attributable to approximately $1.4 million additional facility rent expense due to regional office expansion that occurred in the second quarter of 2000, approximately $900,000 of additional depreciation expense, and approximately $1.2 million to additional compensation and benefits paid to administrative personnel. These increases were offset by a reduction of approximately $600,000 of bad debt expense. The balance of the increase was related to increases in other expenses such as telecommunications costs, professional services, legal accruals and office administration. As a percentage of revenues, general and administrative expenses increased to 128% and 93% for the three- and nine-month periods ended September 30, 2001, from 55% and 52% for the same periods of 2000, due primarily to decreases in revenues in 2001.

INTEREST INCOME, NET. Interest income, net of interest expenses, decreased to $207,000 for the three months ended September 30, 2001, compared to $738,000 for the same period of 2000. During the first nine months of 2001, interest income, net of interest expenses, decreased to $801,000, compared to $1.7 million for the same period of 2000. The decreases are due primarily to the use of invested proceeds from both our preferred stock financing in January 2000 and our initial public offering in March and April 2000 during the first nine months of 2001.

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

At September 30, 2001, we had approximately $13.9 million in cash and cash equivalents and $10.8 million in working capital, as compared to $53.3 million and $58.5 million at September 30, 2000, and $46.5 million and $45.5 million at December 31, 2000.

For the nine months ended September 30, 2001 and 2000, net cash used in operating activities was $16.9 million and $15.7 million, respectively. Cash used in operating activities in each of these periods was the result of net losses, adjusted for non-cash items primarily related to depreciation, amortization and asset impairment, and fluctuations in accounts receivable, prepaid expenses and other current assets, and accounts payable and accrued expenses.

For the nine months ended September 30, 2001 and 2000, net cash used in investing activities was $5.3 million and $15.3 million, respectively. Cash used in investing activities in each period consisted primarily of purchases of computer equipment, furniture and leasehold improvements, and, in the quarter ending September 30, 2001, for our acquisitions of assets of other companies. During 2000 we invested approximately $7 million, net of leased furniture and equipment, in our application outsourcing services data center (See Note 6). We anticipate additional capital expenditures of approximately $500,000 in the fourth quarter of 2001 related to tenant improvements and acquisitions.

For the nine months ended September 30, 2001, net cash used in financing activities was $10.5 million, compared to net cash provided by financing activities of $83.5 million for the nine months ended September 30, 2000. During the first nine months of

2001, we repurchased 4,851,800 shares of our common stock for approximately $5.2 million. Our net repayments of capital lease obligations totaled approximately $3.3 million for the same period. We also allocated $2.8 million to restricted cash and used $689,000 during the first nine months of 2001. Cash provided by financing activities in 2000 related to the sale of our preferred stock in a private placement and our common stock in our initial public offering, partially offset by debt repayment.

Non-cash investing and financing activities for the nine-month periods ended September 30, 2001 and 2000 consisted of new capital lease obligations for property and equipment of approximately $150,000 and $9.7 million, respectively.

As of September 30, 2001, we had a master lease agreement to finance up to $3.0 million of computer equipment with Imperial Bank. The master lease agreement has an implied interest rate of approximately 10.5%. As of September 30, 2001, approximately $1.4 million was outstanding under this master lease agreement. The master lease agreement expires on various dates through June 2002. In June 2001, the Company deposited $1,000,000 into a restricted certificate of deposit account. The funds in this account serve as collateral against various letters of credit totaling $1,000,000.

We believe that current cash balances will be sufficient to meet our working capital and capital expenditure requirements for the remainder of 2001. We anticipate that we will need additional financing to fund our cash requirements beyond 2001. In this regard, we expect to continue to invest in our business in an effort to grow revenues, including through acquisitions. Additional needed financing may not be available on terms favorable to us, if at all. If we are unable to raise additional capital and significantly reduce operating losses, our business activities may be significantly curtailed.

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

The Company is required to adopt the provisions of Statement 141 as of July 1, 2001, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. In preliminary purchase price allocations, the Company has recorded $981,000 of goodwill acquired in business combinations completed during the third quarter of 2001.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

As of July 1, 2001, the date of adoption of Statement 141, the Company had no unamortized goodwill and no unamortized identifiable intangible assets subject to the transition provisions of Statement 141. The Company has recorded no amortization expense related to goodwill for the year ended December 31, 2000 and the six months ended June 30, 2001. As of September 30, 2001, the Company has preliminarily recorded $981,000 of goodwill acquired in business combinations completed during the third quarter of 2001. The adoption of Statement 142 on January 1, 2002, is not expected to have a material effect on our consolidated financial statements.

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (Statement No. 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. The Company is required to adopt Statement No. 143 for fiscal years beginning after June 15, 2002. The adoption is not expected to have a material effect on our consolidated financial statements.

On October 3, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement 144 will be effective for the year ending December 31, 2002. It is not expected to have a material impact on our consolidated financial statements.

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

WE HAVE EXPERIENCED OPERATING LOSSES AND MAY INCUR OPERATING LOSSES IN FUTURE PERIODS, WHICH COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

     We had a net loss of approximately $25.4 million for the year ended December 31, 2000, and a net loss of approximately $36.9 million for the nine months ended September 30, 2001. We will continue to incur losses in 2001. If we do not achieve revenue growth or reduce expenses we could experience greater operating losses, including for periods after 2001. These losses or any fluctuation in our operating results could cause us to limit our business activities and cause the market value of our common stock to decline further.

WE MAY NEED ADDITIONAL CAPITAL WHICH, IF NOT AVAILABLE TO US, MAY ALTER OUR BUSINESS PLAN OR LIMIT OUR ABILITY TO ACHIEVE GROWTH IN REVENUES AND WHICH, IF AVAILABLE AND RAISED, WOULD DILUTE YOUR OWNERSHIP INTEREST IN US.

We incurred negative cash flows from operations in 2000 and continue to do so in 2001. Although we believe that we have sufficient cash to sustain negative cash flows from operations for the balance of the year, thereafter we will need to raise additional funds through public or private equity or debt financings in order to:

        .    Support capital expenditures;

        .    Take advantage of acquisition or expansion opportunities;

        .    Develop new services;

        .    Address working capital needs; or

        .    Address unanticipated contingencies

Our inability to obtain financing on terms acceptable, or at all, may limit our business activities and our ability to increase revenues or to achieve profitability. Our stock price, like the stock price of many competitors in our industry, has been depressed in recent periods, which could limit our ability to obtain any needed financing on acceptable terms, or at all. In addition, if we are able to raise additional capital through the sale of equity securities, your investment in us would be diluted, which could cause our stock price to further decline. Any debt financing could entail restrictive covenants, which could limit our business activities and flexibility.

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

At various times since January 2001, our common stock has traded for less than $1.00 per share on the Nasdaq National Market. If a security listed on Nasdaq trades for less than $1.00 for thirty consecutive days, Nasdaq begins a process pursuant to which the issuer's securities may be delisted from the Nasdaq. Similarly, if the market value of the public float or our common stock diminishes to less than $5.0 million for thirty consecutive days, Nasdaq begins a process pursuant to which the issuer's securities may be delisted from Nasdaq. As of November 9, 2001, the aggregate market value of our public float was approximately $3.6 million and our common stock had traded for less than $1.00 per share for more than thirty consecutive days. In response to the extraordinary market conditions following the tragedy of September 11th, Nasdaq has implemented an across-the-board moratorium on the minimum bid and public float requirements for continued listing on Nasdaq until January 2, 2002. Once the moratorium is lifted, we may be unable to meet the Nasdaq listing requirements and our common stock may be delisted. Any such delisting would adversely affect the liquidity and further depress the price of our common stock.

WE RELY ON A SMALL NUMBER OF CLIENTS FOR MOST OF OUR REVENUES AND OUR REVENUES WILL DECLINE SIGNIFICANTLY IF WE CANNOT RETAIN OR REPLACE, OR IF WE EXPERIENCE COLLECTION PROBLEMS FROM, THESE CLIENTS.

We derive, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Our two largest clients accounted for 37% and 30% of our revenues during the first nine months of 2001 and in fiscal 2000, respectively.

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

We provide services to many small emerging companies that have limited operating histories and resources to pay our fees. Occasionally, we provide services to select start-up companies in exchange for equity in those clients. These companies often have little or no earnings or cash flow and their business is generally at greater risk of failing than more established, traditional businesses. As a result, these clients may be unable to pay for our services in a timely manner, or at all. This would reduce our cash flow, making it difficult to carry on our business without additional funds, and could lead to the inefficient allocation of our professional and other resources. In addition, if the equities we receive from these companies decline in value, we may be required to reduce the value of these equity investments. We have not accepted any equity from our customers for services rendered during the first nine months of 2001.

In the first nine months of 2001 and in fiscal 2000, we recorded bad debt expense of $880,000 and $11.8 million, respectively. Of the $11.8 million in bad debt expense incurred in 2000, approximately $7.4 million was attributable to development stage and dot-com clients that have not been able to pay as a result of the slow-down in funding for start up ventures in 2000. The remaining $4.4 million in bad debt expense was attributable to disputes with clients. We are currently in arbitration with these clients to resolve these disputes. Certain of these clients have asserted counter-claims against us.

THE MARKET FOR OUR SERVICES MAY NOT GROW AND THIS COULD HURT OUR ABILITY TO BECOME PROFITABLE.

In anticipation of a continued increase in demand for consulting and application outsourcing services, we made substantial infrastructure investments to support the anticipated demand for our services. While the IT services market in which we compete steadily grew in 2000, this growth was lower than anticipated and further slowed in 2001. If demand for our services does not grow, or if we do not capture sufficient market share for these services, we may not be able to achieve profitability.

THE VALUATION MODEL FOR COMPANIES SUCH AS OURS HAS CHANGED AND OUR INABILITY TO ACHIEVE PROFITABILITY WOULD MATERIALLY ADVERSELY AFFECT OUR STOCK PRICE.

When our stock became publicly traded in 2000, companies in our sector were valued generally upon revenue growth, with little regard for profitability. Over the past few periods, companies in our sector have been increasingly measured based on cash flows and profits. In addition, our revenues and those in our industry have generally declined over these periods. If we are unable to achieve profitability and positive cash flow, our stock price will continue to suffer and could further decline, and the liquidity for our stock could deteriorate further as well.

DIFFICULTIES IN INTEGRATING OUR RECENT ACQUISITIONS INTO OUR CONTINUING OPERATIONS COULD ADVERSELY AFFECT OUR PROFITABILITY, CAUSING OUR STOCK PRICE TO FLUCTUATE OR DECLINE.

Due to our recent transactions, we must integrate the operations of K2 Digital, STEP Technology, INTEFLUX, and any future acquired operations into our service offerings. In integrating our operations, several factors may impair our ability to realize the benefits of these transactions. Among these factors are our ability to:

        .    Retain and continue to serve the clients of acquired companies;

        . To coordinate and integrate the capabilities of new professional staff with the services offered by us;

        .    Retain the consulting staff and executives of acquired companies;

        . To generate sufficient revenues to offset the costs and expenses of recent and future transactions; and

        . Minimize unexpected costs, expenses, and liabilities resulting from these acquisitions.

If we are unable to successfully manage these factors, our recent acquisitions could further depress our financial results and the price of our common stock.

OUR RESULTS OF OPERATIONS MAY VARY FROM QUARTER TO QUARTER IN FUTURE PERIODS AND, AS A RESULT, WE MAY NOT MEET THE EXPECTATIONS OF OUR INVESTORS AND ANALYSTS, WHICH COULD

CAUSE OUR STOCK PRICE TO FLUCTUATE OR DECLINE.

Our revenues and results of operations have fluctuated significantly in the past and could fluctuate significantly in the future. We incurred net losses of $25.4 million and $36.9 million for fiscal 2000 and the first nine months of 2001, respectively. In 2000, our quarterly net losses ranged from $2.3 million in the first quarter to $16.3 in the fourth quarter. You should not rely on period-to-period comparisons of operations as an indication of future performance.

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

Although we provide consulting services primarily on a time and materials compensation basis, approximately 5% of our consulting revenue was derived from fixed-price, fixed-time engagements in 2000, and approximately 11% of revenues were derived from fixed-price, fixed-time engagements for the nine months ended September 30, 2001. The percentage of our revenues derived from fixed-price, fixed time engagements may increase in the future, as influenced by changes in demand and market conditions. While we believe we have the ability to estimate the expected cost to be incurred under any given contract, our failure to accurately estimate the resources required for a fixed-price, fixed-time engagement or our failure to complete our contractual obligations in a manner consistent with our projections or contractual commitments could harm our overall profitability and our business. From time to time, we have been required to commit unanticipated additional resources to complete some fixed-price, fixed-time engagements, resulting in losses on these engagements. We believe that we may experience similar situations in the future. In addition, we may negotiate a fixed price for some projects before the design specifications are finalized, resulting in a fixed price that is too low and causing a decline in our operating results.

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

Since the second half of 2000, many companies have experienced financial difficulties or uncertainty and have begun to cancel or delay spending on business and IT consulting initiatives. After the terrorist attacks of September 11, 2001, many companies have experienced further financial difficulties or uncertainty and have cancelled or delayed additional spending on business and IT consulting initiatives. The financial difficulties of many dot-com companies may also reduce the urgency of larger companies' IT initiatives. If current or potential clients continue to cancel or delay their IT initiatives, our business and results of operations could be materially adversely affected.

WE MAY NOT BE SUCCESSFUL IN RETAINING OUR CURRENT TECHNOLOGY ALLIANCES OR ENTERING INTO NEW ALLIANCES, WHICH COULD HAMPER OUR ABILITY TO MARKET OR DELIVER SOLUTIONS NEEDED OR DESIRED BY OUR CLIENTS AND LIMIT OUR ABILITY TO INCREASE OR SUSTAIN OUR REVENUES AND ACHIEVE OR MAINTAIN PROFITABILITY.

We rely on vendor alliances for client referral and marketing opportunities, access to advanced technology and training, and for other important benefits. These relationships are non-exclusive, and the vendors are free to enter into similar or more favorable relationships with our competitors. Whether written or oral, many of the agreements underlying our relationships are general in nature, do not legally bind the parties to transact business with each other or to provide specific client referrals, cross-marketing opportunities, or other intended benefits to each other, have indefinite terms, and may be ended at the will of either party. We may not be able to maintain our existing strategic relationships and may fail to enter into new relationships. If we are unable to maintain these relationships, the benefits that we derive from these relationships, including the receipt of important sales leads, cross-marketing opportunities, access to emerging technology training and certifications, and other benefits, may be lost. Consequently, we may not be able to offer desired solutions to clients, which would result in a loss of revenues and our inability to effectively compete for clients seeking emerging or leading technologies offered by these vendors.

IF WE ARE UNABLE TO SUCCESSFULLY OPERATE OUR REGIONAL OFFICES, WE MAY INCUR INCREASED OPERATING EXPENSES WITHOUT CORRESPONDING INCREASED REVENUES, WHICH MAY LIMIT OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY AND CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

A key component of our business strategy is to increase revenues delivered from our offices in Atlanta, Boston, Denver, Irvine, Jacksonville, Las Vegas, Los Angeles, New York and Portland (Oregon), as well as our solutions development center in India. We may not be able to operate our regional offices profitably or successfully expand these offices. If we do not implement this strategy successfully, we may incur increased operating expenses without increased revenues, which would harm our operating results and our stock price.

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

The business areas in which we compete are intensely competitive and subject to rapid change. Consequently, we expect competition to continue and to intensify. Competitors could hire professionals or win new client engagements that we are competing for. If this occurs, our ability to generate increased revenues may be limited and we may not achieve profitability. Our competitors fall into several categories and include a range of entities providing a mix of general management, information technology consulting services, and Internet services. Many of our competitors have longer operating histories, larger client bases, and greater brand or name recognition, as well as greater financial, technical, marketing, and public relations resources. Our competitors may be able to respond more quickly to technological developments and changes in clients' needs. Further, as a result of the low barriers to entry, we may face additional competition from new entrants into our markets. We do not own any technologies that preclude or inhibit competitors from entering the general business areas in which we compete. Existing or future competitors may independently develop and patent or copyright technologies that are superior or substantially similar to our technologies, which may place us at a competitive disadvantage.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND, AS A RESULT, WE COULD LOSE COMPETITIVE ADVANTAGES, WHICH DIFFERENTIATE OUR SOLUTIONS AND OUR ABILITY TO ATTRACT AND RETAIN CLIENTS.

Our success is dependent, in part, upon our intellectual property rights. We rely upon a combination of trade secret, confidentiality and nondisclosure agreements, and other contractual arrangements, as well as copyright and trademark laws, to protect our proprietary rights. We have no patents or pending patent applications. We enter into confidentiality agreements with our employees, we generally require that our consultants and clients enter into these agreements, and we attempt to limit access to and distribution of our proprietary information. Nevertheless, we may be unable to deter misappropriation of our proprietary information or to detect unauthorized use and take appropriate steps to enforce our intellectual property rights or proprietary information.

We attempt to retain significant ownership or rights to use our internally developed software applications, which we can market and adapt through further customization for other client projects. Under some of our client contracts, all of our project developments are the property of the client, and we have no or limited rights to reuse or provide these developments in other client projects. To the extent that we are unable to negotiate contracts that permit us to reuse code and methodologies, or to the extent that we have conflicts with our clients regarding our ability to do so, we may be unable to provide services to some of our clients within price and timeframes acceptable to these clients.

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

WE OCCASIONALLY AGREE NOT TO PERFORM SERVICES FOR OUR CLIENTS' COMPETITORS,
WHICH

MAY LIMIT OUR ABILITY TO GENERATE FUTURE REVENUES AND INHIBIT OUR BUSINESS STRATEGY.

In order to secure particularly large engagements or engagements with industry-leading clients, we have agreed on limited occasions not to perform services, or not to utilize some of our intellectual property rights developed for clients, for competitors of those clients for limited periods of time ranging from one to three years. In our agreement with American Express, our largest client, we have agreed not to perform services for competitors of American Express for one year after each project completion date and not to assign consultants who have worked on American Express projects to other clients' competitive projects for nine months after completing work for American Express. These non-compete provisions reduce the number of our prospective clients and our potential sources of revenue. These agreements also may limit our ability to execute a part of our business strategy of leveraging our business expertise in discreet industry segments by attracting multiple clients competing in those industries. In addition, these agreements increase the significance of our client selection process because some of our clients compete in markets where only a limited number of companies gain meaningful market share. If we agree not to perform services or to utilize intellectual property rights for a particular client's competitors or competitive projects, we are unlikely to receive significant future revenues in that particular market.

OUR LONG SALES CYCLES MAKE OUR REVENUES DIFFICULT TO PREDICT, WHICH COULD CAUSE OUR REVENUES OR PROFITABILITY TO BE BELOW ANALYST OR INVESTOR EXPECTATIONS, CAUSING OUR STOCK PRICE TO FLUCTUATE AND DECLINE SIGNIFICANTLY.

The timing of our revenues is difficult to predict because of the length and variance of the time required to complete a sale. Our sales cycle typically ranges in length from three months to nine months and is sometimes longer. Prior to retaining us for a project, our clients often undertake an extensive review of their systems, needs and budgets, and may require approval at various levels within their organization. The length or unpredictability of our sales cycle could cause our revenues or profitability to be below the expectations of analysts or investors and our stock price to fluctuate significantly.

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

James G. Garvey, Jr., a director, executive officer, and our founder, currently owns approximately 66% of our outstanding common stock. Mr. Garvey's stock ownership and management positions enable him to exert considerable influence over us, including in the election of directors and the approval of other actions submitted to our stockholders. In addition, without the consent of Mr. Garvey, we may be prevented from entering into transactions that could be viewed as beneficial to other stockholders, including a sale of Integrated Information Systems. This could prevent you from selling your stock to a potential acquirer at prices that exceed the market price of our stock, or could cause the market price of our common stock to decline.

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

In May 2001, our board authorized a stock repurchase plan, which authorized us to purchase up to $5 million of our common stock on the open market in compliance with applicable SEC regulations. In August 2001, our board authorized the repurchase of additional shares of IIS common stock from time to time provided that these purchases would, in no event, leave the company with less than 5 million shares of common stock in the public float. If we continue to repurchase our common stock under this plan, the number of shares of our common stock outstanding will decrease. This decrease could reduce the trading volume of our common stock, which may adversely impact the liquidity and value of our common stock. As of November 9, 2001, we have repurchased 4,920,000 shares of our common stock at a cost of approximately $5.3 million.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Beginning on or about July 10, 2001, a number of purported class action lawsuits have been filed in the United States District Court for the Southern District of New York against the Company, certain of its current and former officers and directors, and the members of the underwriting syndicate involved in the Company's initial public offering. The complaints have since been consolidated into a single action. The lawsuits are essentially identical, and purport to bring suit on behalf of those who purchased the Company's publicly traded securities between March 17, 2000 and June 27, 2001. Plaintiffs allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. Similar complaints have been filed against over 180 other issuers that have had initial public offerings since 1998, and all such actions have now been included in a single coordinated proceeding. The Company believes the claims are without merit and intends to defend the actions vigorously.

In the last year, the Company has initiated a number of legal proceedings against former customers to collect unpaid professional services fees and related expenses. The Company currently has six such collection matters pending which, in the aggregate, seek payment of approximately $5.3 million in unpaid professional services fees and related expenses. The largest of these matters is an arbitration proceeding against CommercialWare, Inc. in which the Company is seeking approximately $3.4 million in unpaid fees. In several of these collection matters, the former customers have asserted counterclaims for unspecified damages and other relief. The Company believes that these counterclaims are without merit and intends to defend them vigorously.

Additionally, the company is, from time to time, party to various legal proceedings arising in the ordinary course of business. The company evaluates such claims on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit.

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

Through September 30, 2001, approximately $60.0 million of IIS' proceeds from the offering have been applied to working capital, to capital improvements to our facilities, and to repurchase shares of our common stock. The remaining net proceeds are being maintained in a portfolio of money market funds and investment grade securities.

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

10.33 Assignment and Assumption of Lease and License Agreement between the Company and K2 Digital, Inc. dated August 1, 2001.

10.34 Lease Agreement between the Company and Resilient Floor Covering Pension Fund Dated September 28, 2001.

10.35  David A. Wirthlin's Separation Agreement.

(b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on July 18, 2001, relating to a class action lawsuit filed against the Company and certain of its current and former directors.

     The Company also filed a Current Report on Form 8-K on October 4, 2001, relating to the acquisition of specified STEP Technology, Inc. assets and the hiring of the executive management and key professional staff of STEP.
     __________________

    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTEGRATED INFORMATION SYSTEMS, INC.
                                            Registrant

                                            /s/ James G. Garvey, Jr.
                                            ------------------------
                                            James G. Garvey, Jr.,
                                            Chief Executive Officer

Date: November 14, 2001