Form 10-K
period 2001-12-31
INTEGRATED INFORMATION SYSTEMS INC
filed 2002-04-01
CIK 1059421

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8962

INTEGRATED INFORMATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0624332 (I.R.S. Employer Identification No.)

1480 South Hohokam Drive, Tempe, Arizona 85281
(Address of principal executive offices, including zip code)

(Registrant's telephone number, including area code): (480) 317-8000

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	Nasdaq National Market
Title of each class of voting stock	Shares outstanding as of March 22, 2002	Aggregate market value of shares held by non-affiliates as of March 22, 2002
Common Stock, $0.001 Par Value	16,426,642	$870,712(a)

(a)	Computed by reference to the closing price on the composite tape on March 22, 2002, as reported by The Wall Street Journal.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [  ]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 22, 2002 are incorporated by reference into Part III hereof.

i

PART I

Item 1.    BUSINESS

Overview

      Integrated Information Systems, Inc. (IIS) is a business and technology consultancy. We provide consulting solutions that are designed to help clients increase revenue, reduce costs, accelerate time to market and better serve their customers. Since the third quarter of 2000, the market for technology professional services has changed dramatically and the demand has declined significantly. In the current marketplace, Information Technology (IT) projects for which clients allocate funding are generally limited to projects which permit businesses to stay competitive in their markets by enhancing customer relationships and reducing costs and projects which increase operational security. As a result, we believe that our service offerings must be able to demonstrate quick and significant return on investment or, in the security arena, establish a measurable increase in protection. Our success will depend on our ability to match current service offerings to industry needs, market those offerings effectively and keep pace with continuing changes in the market for consulting and IT services.

      As part of our effort to adjust our structure to better address a rapidly changing and declining IT services market, we have closed underperforming or vacant regional offices, reduced staff in remaining offices, recorded material charges related to underutilized data center facility computer equipment and leasehold improvements and developed and began implementing an aggressive growth strategy through acquiring like-minded peer consultancies. We closed four such transactions in 2001, a fifth such transaction during January 2002 and anticipate additional, similar transactions throughout 2002. We believe that the IIS brand and reputation as a provider of high quality services, and our commitment to this growth strategy, positions us as an attractive acquisition partner for firms which had not achieved their own critical mass before the downturn in spending on IT services.

      The acquisition target companies ideally have leading competitive positions in regional and vertical markets, a proven track record of providing Microsoft-based solutions, a booked backlog of project work for premier clients, managers in place who are capable of leading a regional division for the Company, a work culture and ethic similar to our own and are owned by consultants who remain active in the business. While we hired approximately 80 professionals in connection with the transactions with Goliath Networks in January 2002, our consolidation deals will generally involve hiring 20-50 professionals. We have generally been able to hire the management and key professionals of these consultancies, while acquiring only limited amounts of the assets and assuming only limited liabilities of these businesses. We also look to reduce redundant positions, consolidate facilities and look for other efficiencies throughout the combined operations. Although these acquisitions are structured to increase our net earnings, acquisitions are risky and involve many uncertainties. Our transactions may decrease, rather than add to, net earnings.

      This growth strategy is creating additional opportunities for IIS to extend its service offerings into new markets quicker than it could through internal development efforts, demonstrate new services to existing clients and establish a presence as the number one- or two-partner position in each region with key vendors and strategic alliances such as Microsoft. IIS is emerging as one of the few Microsoft Gold Certified Partners focused on mid-market clients with a national footprint.

Company History

      We have delivered technology solutions to clients since our founding in 1989 by Jim Garvey. Over the past thirteen years, the Company has moved from providing services related to micro computing and client/server technologies to services driven by Internet and Web Services technologies. In 1999, we opened a development center in Bangalore, India to offer clients application development services with more competitive pricing. In 2000, we opened several regional offices in the United States, many of which have since been closed, completed both private and public capital raising transactions and opened an application management operations facility in Tempe, Arizona. We closed three unprofitable regional offices in 2001 (and two more in the first quarter of 2002) and began expanding vertical and regional market presences through acquiring assets and hiring the management and professional staffs of like-minded peer consultancies. K2 Digital, a digital services company based in New York City with strong design experience, was the first of these transactions. We closed three more similar transactions in 2001, with STEP Technology, based in Portland, Oregon, INTEFLUX, based in Phoenix, Arizona, and Winfield Allen, based in Denver, Colorado. We expanded in the Midwest region in January 2002 through a series of transactions with Goliath Networks in Madison, Wisconsin.

      Our common stock is traded on Nasdaq National Market under the symbol IISX. In a letter dated February 14, 2002, Nasdaq notified us that our common stock had not met the minimum bid price per share or the minimum market value for public float for more than thirty days and would be delisted if compliance with continued listing requirements cannot be demonstrated by May 15, 2002. We believe that it is unlikely that our common stock will avoid delisting by trading for more than $1.00 for ten consecutive trading days before May 15, 2002, and, accordingly, we intend to apply for a transfer of our common stock to the Nasdaq SmallCap Market. The Nasdaq Marketplace Rules provide for a stay of the delisting process while a transfer application is under consideration. We cannot assure investors that our common stock will be accepted for transfer to the Nasdaq SmallCap Market or that, if accepted, will remain in compliance with the continued listing requirements of the SmallCap Market.

Core Services

      We offer three primary categories of services: Business Strategy Services; Application & Network Integration Services; and Application Outsourcing Services.

Business Strategy Services

      We offer clients access to teams of strategic industry consultants who translate business concepts into technology plans. Clients utilize our business strategy consultants to assess the business and technology impact of a solution. The solution must provide significant improvements in operations, revenue, market share, brand awareness, or usability to make an impact in a client's business. Once our clients and consultants have established a technology plan, our design professionals convert the plan into online interpretations of a client's image, brand, products, services and offerings. Clients draw on our creative talent, who are selected for their ability to understand diverse digital capabilities and the optimal blend of usability, design and marketing. Experts in Financial Services, Transportation, Manufacturing, Education, Healthcare, Retail, and Tradeshow/Event Services are on staff at IIS to help our clients use technology to complement and enhance their products or services.

Application & Network Integration Services

      We have built our reputation as an established custom application developer and systems integrator. These practices remain among our core strengths. Applications and systems we have designed, developed and integrated are recognized in the industry for being innovative, cost-effective, secure, reliable and scaleable. We continue to provide leading edge development and integration in our supply chain, security, disaster recovery and speech technology service offerings.

      Our offshore development operations in Bangalore, India augment our domestic application development practice and allow us to offer price competitive services for high quality, customized software applications. We have developed a proprietary integrated offshore development model and have a successful record of using our model to deliver mission-critical projects on time and under budget. Because the development environment remains within our Company, we believe that we have avoided many of the management, overhead and cultural issues which have hampered the results of some offshore development firms.

Application Outsourcing Services

      We offer application outsourcing services which range from basic application infrastructure solutions to fully managed applications. We assume full accountability for the entire application infrastructure and ongoing operations. Our clients benefit from lower technology investments, predictable monthly costs for application management and operations, reduced payroll expenses, increased speed to market, capacity on demand, single-point of accountability and enhanced security.

IIS Expertise

      The range of services we offer to clients continues to evolve to meet changing market demands. Our industry specialists in Financial Services, Transportation, Manufacturing, Health Care, Education, Retail and Tradeshow/Event Services are viewed as trusted business advisors to their clients. While this helps us determine how to respond to changing market conditions, it also requires our consultants to demonstrate an ongoing understanding of clients' businesses and the competitive markets our clients face.

      We understand that concepts for a client solution are only as good as the experts tasked with implementing the technology solution. As a result of our project work over thirteen years and the recent addition of consultancies, we have demonstrated experience in deploying cutting-edge technology solutions in several arenas, including Supply Chain, Web-Enabled Legacy Systems, Wireless and Speech Technologies, Security, E-Commerce and Financial Reporting Systems. We are experiencing increasing client demand for services in Supply Chain, Security and Disaster Recovery, and Microsoft Great Plains Business Solutions, which are now a part of our National Practice Program. Integrating new offerings into this program will allow us to communicate a cohesive message and provide repeatable solutions to clients in other regions.

      Our Supply Chain Integration Services focus on helping clients re-engineer manufacturing processes and integrate supply chain systems that best suit their needs. We are developing a concentrated practice that has already successfully delivered solutions with high return on investment for the high-tech manufacturing, aerospace and consumer goods industries. Our consultants provide services in many key areas for clients, including supplier process re-engineering, scrap or rework process re-engineering, web-enabling legacy systems, inventory process improvement and shipping department efficiencies.

      The Security and Disaster Recovery Services we offer help clients protect their information and systems from viruses, security holes, sabotage and network outages. Our offerings were developed by Goliath Networks and were added to our list of services during the first quarter of 2002. The services assist clients with developing a corporate security strategy, assessing existing security processes, tools and procedures, and remedying security exposures. We also provide disaster recovery services by managing clients' redundant applications in our data center.

      Our Microsoft Great Plains Business Solutions experts have integrated financial software systems for many clients requiring a mid-market packaged solution. These experts joined us from Winfield Allen during 2001 and have extensive experience with implementing Microsoft Great Plains Business Solutions modules in accounting and finance, customer relationship management, e-commerce, human resources, manufacturing, project accounting and supply chain management.

Key Clients

      Over the years, we have worked with business leaders in a variety of industries. This past year, we, including the professionals in our recently added consultancies, delivered business strategy, application integration, network integration and outsourcing services to many clients, including Honeywell; Rayovac Corp.; Partners HealthCare Systems, Inc.; East West Partners Denver, Inc.; Pulse Metrics; Ipswich Shellfish Company; and Innoveda.

Sales and Marketing

      Historically, our strongest revenue stream has been through the repeat business of key clients. Other than the new national service offerings, we do not use a national sales force. Each IIS division is responsible for generating new business and maintaining existing relationships to increase revenue. Each division General Manager leads a small direct sales force, which is responsible for direct sales to clients in that region. The sales force also includes billable senior professionals and consultants to identify opportunities for repeat business with existing clients. During 2001, project sizes have declined due to reduced IT budgets for many businesses, resulting in a decline in business levels with existing accounts. To reduce the impact of this trend, our acquisition strategy has focused on maintaining the acquired companies' client relationships to immediately increase the size of our client base. Our strategy is also designed to ensure that the recently acquired consultancies are able to sell more billable projects to their existing client base by offering existing IIS capabilities, such as offshore-development capabilities and supply chain integration in addition to their existing services.

      With the acquisition of five consulting firms since August 2001, we quickly expanded our regional and vertical presence to increase market potential, revenue and cross-sell existing IIS services. The newly acquired companies continue to use their brand recognition in the markets that they serve and leverage the national IIS brand when appropriate. Each acquisition provides a unique value proposition to clients, which, in turn, enables us to increase our overall value to clients in every region.

      The acquisition of K2 Digital enhanced our capabilities for the following services:

•	Integrated digital professional services;
•	Strategic consulting, design and development of digital channels; and
•	Online quantitative and usability research, and online marketing.

      Through STEP Technology, we strengthened our offerings in:

•	Line-of-business application;
•	Custom application development; and
•	Software developer training curricula.

      The INTEFLUX professionals increased our industry experience level in financial services and brought IIS into the market for transportation and trade show/event services with product offerings including:

•	Strategy consulting;
•	Application design and development; and
•	Application management and user support.

      Through Winfield Allen, we became a Microsoft Great Plains Business Solutions Partner. The Winfield Allen professionals provide clients with:

•	User-interface design;
•	Application development;
•	Systems integration;
•	Technical e-learning capabilities; and
•	Integration of core financial applications.

      In January 2002, we gained a Midwest presence by hiring the staff of Goliath Networks. Goliath provides:

•	Comprehensive network and Internet infrastructure solutions;
•	Internal and external security assessments;
•	Internet vulnerability evaluations;
•	Intrusion detection systems, firewall integration;
•	Business continuity and disaster recovery services;
•	Application development and integration;
•	Enterprise network integration; and
•	Internet infrastructure design and implementation.

      We conduct a number of customer satisfaction and loyalty initiatives to ensure that we maintain a solid relationship with clients. We incorporate client feedback and best practices into service processes and methodologies. In addition to ongoing quarterly client satisfaction surveys, we have established a Customer Advisory Board composed of influential clients with extensive experience working with IIS. This Advisory Board meets on a regular basis to help us design and deliver solutions from a client's perspective and provides us with valuable insight into industry trends, technology needs and service delivery standards. Our Customer Advisory Board is a key component of our strategic planning process and delivery modeling, and enables us to stay abreast of the rapidly evolving needs of our marketplace.

      We also generate new clients through our established vendor partnerships with key technology leaders such as Microsoft, Intel, Compaq, IBM, Novell, Veritas, MatrixOne, i2, iPlanet and GE Capital. Our partners provide training, joint selling, and excellent product offerings to help IIS deliver best of breed solutions to our clients.

      In particular, we have an increased focus on strategically aligning ourselves with Microsoft. Over the years, we have partnered with Microsoft to implement products used by most mid-market businesses. Through our acquisition strategy, IIS has an established presence as a leading Microsoft partner in the Southwest, Northeast, Northwest, Rocky Mountain and Midwest regions. Currently, our Midwest Division is a triple Microsoft Gold Certified Partner in Security Solutions, Enterprise Systems and E-Commerce Solutions; our New England and Southwest Divisions are dual Microsoft Gold Certified Partners in Enterprise Systems and E-Commerce Solutions; and our Northwest Division is a Microsoft Gold Certified Partner in E-Commerce. In addition, IIS Rocky Mountain Region is a Microsoft Great Plains Business Solutions Partner.

Corporate Culture

      Our culture has been built on a foundation of continuous learning, entrepreneurial spirit and team commitment. These are values shared by our recent acquisitions. Within all divisions and at all locations, we encourage and reward entrepreneurial drive and accomplishment. We place high value on continued education, be it in technology, sales and marketing, and/or customer service.

Competition

      The landscape of the IT services market has changed recently and will continue to change. In early 2001, our management team recognized that consolidation in the market was inevitable and by mid-year was able to participate in gaining key market strongholds through acquisitions. There are now fewer players in the industry. As long as the business justification remains solid and suitable candidates are identified, we will continue our acquisition strategy in 2002 to further gain market share, both in regional and vertical segments.

Intellectual Property Rights

      We have developed proprietary methodologies, tools, processes, and software in connection with delivering our services. We rely on a combination of trade secret, nondisclosure and other contractual agreements, and copyright and trademark laws to protect our proprietary rights. Existing trade secret and copyright laws afford us only limited protection. We typically enter into confidentiality and non-disclosure agreements with our employees and generally require that our clients enter into similar agreements. These agreements are intended to limit access to and distribution of our proprietary information. In addition, we have entered into non-competition agreements with certain of our key employees. There can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

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

Item 2.    PROPERTIES

      Our headquarters are located in a leased facility in Tempe, Arizona consisting of approximately 65,000 square feet. This lease expires on December 2009. In addition, we have signed leases for ten facilities under various terms totaling approximately 77,000 square feet for regional office space in Arizona, Colorado, Massachusetts, New York, Oregon, Wisconsin, London, England and Bangalore, India. We also have signed leases on two facilities totaling approximately 45,000 square feet that are being sublet to unrelated parties. We have signed leases on six facilities under various terms totaling 46,000 square feet that the Company is currently seeking to sublet or terminate.

Item 3.    LEGAL PROCEEDINGS

      During July and August 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its current and former officers and directors (the "Individual Defendants") and the members of the underwriting syndicate involved in the Company's initial public offering (the "Underwriter Defendants"). All four lawsuits have been transferred to Judge Scheindlin for coordination with more than 300 similar cases. The suits generally allege that: (1) the Underwriter Defendants allocated shares of the Company's initial public offering to their customers in exchange for higher than standard commissions on transactions in other securities; (2) the Underwriter Defendants allocated shares of the Company's initial public offering to their customers in exchange for the customers' agreement to purchase additional shares of our common stock in the after-market at pre-determined prices; (3) the Company and the Individual Defendants violated section 10(b) of the Securities Exchange Act of 1934 and/or section 11 of the Securities Act of 1933; and (4) the Individual Defendants violated section 20 of the Securities Exchange Act of 1934 and/or section 15 of the Securities Act of 1933. The plaintiffs seek unspecified compensatory damages and other relief. The Company has sought indemnification from the underwriters of its initial public offering. The Company believes that the claims against it are unfounded and without merit and intends to vigorously defend this matter. Judge Scheindlin has adjourned the time to respond to the complaints pending resolution of major issues in the consolidated cases so the Company has not responded to the complaints.

      In December 2001, the Company terminated a lease with MCW Brickyard Commercial, L.LC. ("MCW") for new office space at 699 South Mill Avenue in Tempe, Arizona as a result of MCW's failure to deliver the leased premises in a timely manner and filed suit against MCW in Superior Court in Maricopa County, Arizona to recover damages it incurred in preparing to move to the premises. MCW filed an answer, denying all liability and alleging that IIS caused delays in delivery of the leased premises. During March 2002, MCW filed an amended answer and supplemental counterclaim for lost rent, lost parking income, lost expense income, commissions and unpaid construction costs. MCW also asks for indemnity for construction costs and its attorneys' fees and interest. The Company believes that the counterclaims are without merit, intends vigorously to prosecute its claim against MCW and to defend against MCW's counterclaim.

      In February 2002, the Company filed suit against Oracle Corporation ("Oracle") in Superior Court in Maricopa County, Arizona for breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation and fraud. The Company has joined Fleet Business Credit, L.L.C. ("Fleet") as a necessary party. Based upon representations of Oracle, the Company entered into a lease schedule for software licenses, a payment plan agreement for payments of approximately $2.6 million and a related ordering schedule. The payment plan agreement was purportedly assigned to Fleet. Our suit seeks to recover damages for Oracle's failure to act as it represented it would or rescission and restoration of the parties to their respective provisions prior to signing the agreements, asks for consequential and punitive damages as relief for fraudulent conduct and for declaratory relief that the purported assignment to Fleet fails because the underlying obligation is void and unenforceable. The Company intends to prosecute its claim against Oracle vigorously.

      Additionally, the Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. The Company evaluates such claims on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

Supplemental Item.    EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names and positions of all of our current executive officers.

Name	Age	Position
James G. Garvey, Jr.	37	President, Chief Executive Officer and Chairman of the Board of Directors
William A. Mahan	60	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Mark N. Rogers	36	Vice President, General Counsel and Assistant Secretary

      James G. Garvey, Jr.  —  Founded Integrated Information Systems, Inc. in 1989 and has served as our President, Chief Executive Officer, and Chairman of the Board since inception. Mr. Garvey was graduated Cum Laude with a degree in Industrial Engineering from Arizona State University and has completed graduate studies at Arizona State University in computer integrated manufacturing, software development and database design. He is professionally certified in Systems Integration by the Institute of Industrial Engineers and has received certifications from Microsoft, Lotus and Novell. Mr. Garvey serves on the Dean's Advisory Counsel for the ASU Engineering College and the Advisory Board for the ASU Center for Services Marketing. He has also taught Special Topics: Entrepreneurship for the ASU College of Engineering and Applied Science. In addition, Mr. Garvey is a member of the Information Technology Services Marketing Association and the Institute for Industrial Engineers. Mr. Garvey was recognized by the Arizona Software Association as CEO of the Year in 1999 and by Ernst & Young for Technology/eBusiness Entrepreneur of the Year in 2000.

      William A. Mahan  —  Mr. Mahan joined our company in November 2001. From June 2001 through November 2001, Mr. Mahan was a consultant with The Brenner Group in Cupertino, California, where he was Chief Financial Officer for several of Brenner's clients in the high-tech emerging growth segment. From October 1998 through January 2001, Mr. Mahan was the Chief Financial Officer of Semotus Solutions, Inc. in San Jose, California, and from October 1996 through October 1998, he served as the Chief Financial Officer of Primecore Funding Corporation. Mr. Mahan began his career in public accounting with Haskins & Sells (now Deloitte & Touche LLP) in Los Angeles after obtaining his B.S. in Accounting from Arizona State University. He has held financial and executive positions with two New York Stock Exchange-listed companies and has also served as Chief Financial Officer of three AMEX-listed companies, Semotus Solutions, Nichols Institute and Wrather Corporation. Mr. Mahan is a Certified Public Accountant.

      Mark N. Rogers  —  Mr. Rogers joined our company as General Counsel in December 2001. From March 1999 through December 2001, Mr. Rogers was the Vice President, General Counsel and Secretary of Excell Global Services, Inc., a provider of outsourced services to telecommunications companies. From March 1996 through March 1999, Mr. Rogers was in private practice with Quarles & Brady Streich Lang LLP, in the firm's Phoenix, Arizona office, with a practice concentrated in mergers and acquisitions, corporate finance and securities. Mr. Rogers received his J.D. from the New York University School of Law in 1992. He received a B.A. in History, Magna Cum Laude, in 1987 from Brown University.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

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

	Market Price
	High	Low
Fiscal Year 2000
First Quarter	$25.88	$20.75
Second Quarter	$19.13	$4.88
Third Quarter	$9.13	$4.63
Fourth Quarter	$4.88	$0.63
Fiscal Year 2001
First Quarter	$1.66	$0.63
Second Quarter	$1.45	$0.53
Third Quarter	$1.45	$0.55
Fourth Quarter	$0.96	$0.30
Fiscal Year 2002
Fiscal Year 2002 First Quarter (through March 22, 2002)	$0.37	$0.15

      As of March 22, 2002, there were approximately 206 holders of record of our common stock.

PART III

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section is not intended to replace the consolidated financial statements. The balance sheet data as of December 31, 2001 and 2000 and statement of operations data for each of the three years ended December 31, 2001 have been derived from our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, which have been audited by KPMG LLP, independent certified public accountants. The balance sheet data as of December 31, 1999, 1998 and 1997 and statement of operations data for the years ended 1998 and 1997 are derived from our historical consolidated financial statements not included in this Annual Report on Form 10-K.

      Prior to August 24, 1998, we elected to be taxed as an S corporation under the Internal Revenue Code. As an S corporation, we were not subject to income taxes. Pro forma net earnings (loss) reflect the income taxes that would have been recorded had we been subject to income taxes as a C corporation for all periods assuming an effective tax rate of 40%. Provision for income taxes and net loss for the years ended December 31, 2001, 2000 and 1999 are actual, as we were a C corporation for these entire periods.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$31,252	$54,290	$21,205	$7,616	$5,385
Cost of revenues	29,052	34,542	11,347	4,256	3,346
Other charges	2,162	—	—	—	—
Gross profit	38	19,748	9,858	3,360	2,039
Operating expenses:
Selling and marketing	5,620	8,278	2,918	1,276	510
General and administrative	29,694	39,279	8,110	3,067	1,334
Asset impairments and restructuring charges	14,882	—	—	—	—
Total operating expenses	50,196	47,557	11,028	4,343	1,844
Income (loss) from operations	(50,158)	(27,809)	(1,170)	(983)	195
Interest income (expense), net	763	2,381	(237)	(212)	(144)
Provision (benefit) for income taxes	—	—	(18)	18	—
Net earnings (loss) before preferred stock dividends	(49,395)	(25,428)	(1,389)	(1,213)	51
Cumulative dividend on preferred stock	—	—	(246)	—	—
Net earnings (loss) attributable to common stockholders	$(49,395)	$(25,428)	$(1,635)	$(1,213)	$51
Pro forma income tax expense	n/a	n/a	n/a	—	32
Pro forma net earnings (loss)	n/a	n/a	n/a	$(1,213)	$19
Basic and diluted earnings (loss) per common share	$(2.71)	$(1.32)	$(.15)	$(.12)	$.01
Weighted average common shares outstanding:
Basic	18,205	19,302	10,828	10,273	10,000
Diluted	18,205	19,302	10,828	10,273	10,145
Balance Sheets Data:
Cash and cash equivalents	$5,235	$46,541	$863	$392	$90
Working capital	293	45,540	662	16	320
Total assets	24,379	81,324	12,118	3,495	2,062
Long-term debt and capital lease obligations, less current installments	902	3,909	1,825	1,032	985
Convertible preferred stock	—	—	4,882	—	—
Total stockholders' equity (deficiency)	11,998	66,150	(704)	(56)	180

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report.

Forward-Looking Statements

      The following discussion contains forward-looking statements based on current expectations, and we assume no obligation to update these statements. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. These statements are based on our estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include: a reduced demand for Internet services; the loss of one or more of our significant clients; an inability to increase our market share; difficulties in maintaining our technology alliances; and a continued downturn in economic conditions.

      These factors and the other matters discussed below under the heading "Factors that May Affect Future Results and Our Stock Price" may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.

Overview

      Since the third quarter of 2000, the market for Information Technology (IT) services has changed dramatically and the demand has declined significantly. As part of our effort to adjust our structure to better address a rapidly changing and declining IT services market, we have closed underperforming or vacant regional offices, reduced staff in remaining offices, recorded material charges related to underutilized data center facility computer equipment and leasehold improvements and developed and began implementing an aggressive growth strategy through acquiring like-minded peer consultancies. We closed four such transactions in 2001, a fifth such transaction during January 2002 and anticipate additional, similar transactions during the remainder of 2002.

      We have operated at a loss for each of the last four years. The losses, combined with the market for IT services, raise substantial doubt about our ability to continue as a going concern. We are reducing our operating expenses in order to improve cash flow from operations. Management believes that cash receipts may be accelerated through accounts receivable-backed financing to support growth opportunities, support working capital needs and address unanticipated contingencies. Additional needed financing may not be available on terms favorable to us, if at all. If we are unable to raise additional capital and significantly reduce operating losses, our business activities may be significantly curtailed.

      We derive our revenues primarily from the delivery of professional services. We offer our services to clients under time and materials contracts or under fixed fee contracts. For time and material projects, we recognize revenues based on the number of hours worked by consultants at a rate per hour agreed upon with our clients. We recognize revenues from fixed-price contracts on a percentage-of-completion method based on project hours worked. The percentage of our revenues from fixed fee contracts was approximately 14% in 2001, 5% in 2000 and 11% in 1999. We provide our application outsourcing services for a minimum monthly fee and charge extra fees for services that exceed agreed-upon parameters. Revenues from these services are recognized as services are provided. Revenues for services rendered are not recognized until collectibility is reasonably assured.

      Our cost of revenues consists primarily of employee compensation and benefits and depreciation of hosting facility property and equipment. Selling and marketing expenses consist primarily of compensation and benefits, and the costs of marketing programs. General and administrative expenses consist primarily of compensation and benefits for our executive management and our finance, administration, information technology, and human resources personnel. General and administrative expenses also include research and development expense, depreciation, bad debt expense and operating expenses such as rent, insurance, telephones, office supplies, travel, outside professional services, training, and facilities costs.

      We have historically derived and believe that we will continue to derive a significant portion of our revenues from a limited number of clients who may change from year to year. Any cancellation, deferral, or significant reduction in work performed for our principal clients could harm our business and cause our operating results to fluctuate significantly from period to period. As a result of our investments in infrastructure and increase in operating expenses, we incurred a net loss in each of the last four years. Our quarterly revenue, cost of revenues, and operating results have varied in the past due to fluctuations in the utilization of project personnel and are likely to vary significantly in the future. Therefore, we believe that period-to-period comparisons of our operating results may not necessarily be meaningful and should not be relied upon as indications of future performance.

Recent Acquisitions

      As part of our effort to adjust our structure to better address a rapidly changing and declining IT services market, we developed and began implementing an aggressive growth strategy through acquiring like-minded peer consultancies. The acquisition target companies ideally have leading competitive positions in regional and vertical markets, a proven track record of providing Microsoft-based solutions, a booked backlog of project work for premier clients, managers in place who are capable of leading a regional division for the Company, a working culture and ethic similar to our own and are owned by consultants who remain active in the business. We closed four such transactions in 2001, a fifth such transaction during January 2002 and anticipate additional, similar transactions throughout 2002.

      On August 20, 2001, we completed a series of transactions with K2 Digital, Inc. ("K2"), a publicly held digital services firm based in New York City. In that transaction, we hired 24 management and consulting employees of K2, acquired certain related fixed assets and assumed certain of the leased office space of K2 in New York City. The transactions were paid for with cash and the assumption of certain operating expenses of K2.

      On September 28, 2001, we completed a similar series of transactions with STEP Technology, Inc. ("STEP"), a Portland, Oregon-based information technology consulting firm. In that transaction, we hired 54 management and consulting personnel of STEP, acquired certain related assets and assumed a portion of STEP's office space in Portland. The transaction was paid for with cash and the assumption of certain operating expenses of STEP.

      On October 31, 2001, we completed a similar series of transactions with INTEFLUX, Inc. ("INTEFLUX"), a Phoenix, Arizona-based information technology consultancy with international operations in London, England. In that transaction, we hired 19 management and consulting personnel of INTEFLUX, acquired certain related assets and assumed the leased office space of INTEFLUX in Phoenix and London. The transaction was paid for with a combination of cash and restricted shares of our common stock, as well as the assumption of certain operating expenses of INTEFLUX.

      On November 16, 2001, we completed a similar series of transactions with Winfield Allen, Inc. ("Winfield Allen"), a Denver, Colorado-based information technology consultancy. In that transaction, we hired 24 management and consulting personnel of Winfield Allen, acquired certain related assets, and assumed the leased office space of Winfield Allen. The transaction was paid for with a combination of cash, a promissory note and restricted shares of our common stock, as well as the assumption of certain expenses of Winfield Allen.

      In a subsequent event, on January 25, 2002, we completed a series of transactions to hire the executive management and key professional staff and acquire certain related assets of Goliath Networks, Inc. ("Goliath"), a Madison, Wisconsin-based information consulting and services firm. In that transaction, we hired 81 management and consulting personnel of Goliath, acquired certain related assets, and assumed the leased office space of Goliath in Madison and Milwaukee, Wisconsin. The transaction was paid for with a combination of cash and assumption of a promissory note.

Critical Accounting Policies and Estimates

      The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to long-term service contracts, bad debts, intangible assets, income taxes, restructuring, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company recognizes revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. The Company follows this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded goodwill and other intangible assets from acquisitions during 2001. The Company reviews the acquired businesses on a periodic basis to determine that projected cash flows are deemed adequate to support the value of goodwill and other intangible assets. Future adverse changes in market conditions or poor operating results could result in an inability to recover the carrying value of the investments that may not be reflected in the current carrying value of the intangible assets, thereby possibly requiring an impairment charge in the future. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. The Company records accruals for the estimated future cash expenditures required from closing its vacated offices. The accruals include estimates of future rent payments and settlements until the obligation is canceled. Should actual cash expenditures differ from the Company's estimates, revisions to the estimated liability for closing vacated offices would be required. The Company evaluates the requirement for future cash expenditures resulting from its contingencies and litigation. The Company records an accrual for contingencies and litigation when exposures can be reasonably estimated and are considered probable. Should the actual results differ from the Company's estimates, revisions to the estimated liability for contingencies and litigation would be required.

Results of Operations

      The following table sets forth selected financial data for the periods indicated expressed as a percentage of revenues:

	Years Ended December 31,
	2001	2000	1999
Revenues	100.0%	100.0%	100.0%
Cost of revenues	93.0	63.6	53.5
Other charges	6.9	—	—
Gross profit	0.1	36.4	46.5
Operating expenses:
Selling and marketing	18.0	15.2	13.8
General and administrative	95.0	72.4	38.2
Asset impairments and restructuring charges	47.6	—	—
Total operating expenses	160.6	87.6	52.0
Loss from operations	(160.5)	(51.2)	(5.5)
Interest income (expense), net	2.4	4.4	(1.1)
Net loss	(158.1)%	(46.8)%	(6.6)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenues.    Revenues decreased 42% to $31.3 million in 2001 from $54.3 million in 2000. Revenues from our largest customer decreased to $6.7 million compared to $13.2 million in 2000. Declines in both billed hours and new engagements resulted in decreases totaling approximately $17.3 million in 2001 compared to 2000. Declines in average hourly bill rates resulted in decreases of approximately $3.0 million in revenues in 2001 compared to 2000. We believe that these declines in revenue reflect general weakening in our industry sector, which we expect to continue into 2002. During 2001, we did not record $2.7 million of revenue in connection with services provided to customers where collection was not deemed probable.

      Cost of Revenues.    Cost of revenues decreased 16% to $29.1 million in 2001 from $34.5 million in 2000. As a percentage of revenue, cost of revenues were 93.0% in 2001 compared to 63.6% in 2000, primarily due to lower utilization rates for project personnel in 2001 compared to 2000 and increased costs attributable to application outsourcing services.

      Other Charges.    During 2001, we recorded a $2.2 million non-cash charge due to the impairment of inventoried software licenses.

      Selling and Marketing Expenses.    Selling and marketing expenses decreased 33% to $5.6 million in 2001 from $8.3 million in 2000. Approximately $2.1 million of the decrease in selling and marketing expenses in 2001 was due to reduced advertising and promotional expenses. In addition, approximately $0.6 million was attributable to the reduction of dedicated sales and marketing personnel in 2001 compared to 2000. As a percentage of revenues, selling and marketing expenses increased to 18.0% of revenue in 2001 from 15.2% in 2000 primarily as a result of the reduction in revenue.

      General and Administrative Expenses.    General and administrative expenses decreased 24% to $29.7 million in 2001 from $39.3 million in 2000. The decrease in general and administrative expenses in 2001 compared to 2000 was attributable to approximately $10.9 million in reduced bad debt expense, approximately $1.9 million in reduced depreciation expense, and approximately $0.7 million in reduced leased equipment costs as compared to 2000. These decreases were partially offset by an approximately $2.1 million increase in professional fees and litigation settlements, $1.8 million increase in office rent expenses as a result of our regional office expansion, and an approximately $0.4 million increase in telecommunication costs. As a percentage of revenues, general and administrative expenses increased to 95.0% of revenue in 2001 from 72.4% in 2000 primarily as a result of the reduction in revenue.

      Asset Impairments and Restructuring Charges.    During 2001, we recorded a $9.2 million impairment charge related to underutilized data center facility computer equipment and leasehold improvements and a $5.7 million charge for expenses incurred in connection with closing and consolidating six office locations.

      Interest Income, Net.    Interest income, net of interest expense decreased to $0.8 million in 2001 compared to $2.4 million in 2000. The decrease in 2001 was due primarily to the use during 2001 of the previously invested proceeds from both our preferred stock financing in January 2000 and our initial public offering in March and April 2000.

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

      Cost of Revenues.    Cost of revenues increased 205% to $34.5 million in 2000 from $11.3 million in 1999. This increase was due primarily to an increase in project personnel from 252 at December 31, 1999 to 376 at December 31, 2000. Approximately $5.0 million of this increase was attributable to cost of revenues from application outsourcing services, including the cost of personnel and depreciation. As a percentage of revenues, cost of revenues increased to 63.6% in 2000 from 53.6% in 1999, primarily due to the addition of cost of revenues from application outsourcing services in 2000.

      Selling and Marketing Expenses.    Selling and marketing expenses increased 186% to $8.3 million in 2000 from $2.9 million in 1999. Of this increase, approximately $3.8 million was attributable to the addition of personnel in the sales and marketing departments in 2000. In addition, approximately $1.6 million of the increase in selling and marketing expenses in 2000 was due to increased advertising and promotional expenses. As a percentage of revenues, selling and marketing expenses increased to 15.2% in 2000 from 13.8% in 1999.

      General and Administrative Expenses.    General and administrative expenses increased 385% to $39.3 million in 2000 from $8.1 million in 1999. Of the increase, approximately $11.8 million was due to additional bad debt expense, approximately $6.0 million was due to additional depreciation expense, approximately $3 .0 million was due to additional rent expense, and approximately $3.0 million was attributable to additional compensation and benefits. The balance of the increase was related to increases in other expenses such as training, insurance, travel, telecommunications and office administration expenses. As a percentage of revenues, general and administrative costs increased to 72.4% in 2000 from 38.2% in 1999.

      Of the $11.8 million in bad debt expense incurred in 2000, approximately $7.4 million is attributable to development stage and dot-com clients that have not been able to pay as a result of the slow-down in funding for start up ventures in 2000. The remaining $4.4 million in bad debt expense is attributable to disputes with clients. We are currently in arbitration with certain of these clients to resolve these disputes.

      Interest Income, Net.    Interest income, net of interest expenses increased to $2.4 million in 2000 compared to net interest expense of $0.2 million in 1999. The increase in 2000 was due primarily to interest income earned on the invested portion of proceeds from both our preferred stock financing in January 2000 and our initial public offering in March and April 2000.

Quarterly Results of Operations

      The following table sets forth a summary of our unaudited quarterly operating results for each of the eight quarters ended December 31, 2001, and the percentage of our revenues represented by each item in the respective quarters. This data has been derived from our unaudited interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for a full year or in any future period.

	Quarters Ended
	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sept 30, 2000	June 30, 2000	Mar. 31, 2000
	(In thousands)
Statement of Operations Data:
Revenues	$5,988	$6,172	$8,655	$10,437	$11,119	$17,336	$15,381	$10,454
Cost of revenues	5,278	5,814	8,649	9,311	9,883	10,362	8,782	5,515
Other charges	—	—	2,162	—	—	—	—	—
Gross profit (loss)	710	358	(2,156)	1,126	1,236	6,974	6,599	4,939

Operating expenses:
Selling and marketing	1,277	1,408	1,484	1,451	1,495	1,828	2,722	2,233
General and administrative	6,156	7,881	7,379	8,278	16,664	9,571	7,912	5,132
Asset impairments and restructuring charges	5,691	47	9,144	—	—	—	—	—
Total operating expenses	13,124	9,336	18,007	9,729	18,159	11,399	10,634	7,365
Loss from operations	(12,414)	(8,978)	(20,163)	(8,603)	(16,923)	(4,425)	(4,035)	(2,426)
Interest income (expense), net	(38)	207	210	384	666	738	818	159
Loss before income tax benefit	(12,452)	(8,771)	(19,953)	(8,219)	(16,257)	(3,687)	(3,217)	(2,267)
Income tax benefit	—	—	—	—	—	—	—	—
Net loss	$(12,452)	$(8,771)	$(19,953)	$(8,219)	$(16,257)	$(3,687)	$(3,217)	$(2,267)
As a Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	88.1	94.2	99.9	89.2	88.9	59.8	57.1	52.8
Other charges	—	—	25.0	—	—	—	—	—
Gross profit (loss)	11.9	5.8	(24.9)	10.8	11.1	40.2	42.9	47.2
Operating expenses:
Selling and marketing	21.3	22.8	17.1	13.9	13.4	10.5	17.7	21.4
General and administrative	102.8	127.7	85.3	79.3	149.9	55.2	51.4	49.1
Asset impairments and restructuring charges	95.1	.8	105.7	—	—	—	—	—
Total operating expenses	219.2	151.3	208.1	93.2	163.3	65.7	69.1	70.5
Loss from operations	(207.3)	(145.5)	(233.0)	(82.4)	(152.2)	(25.5)	(26.2)	(23.2)
Interest income (expense), net	(.6)	3.4	2.4	3.7	6.0	4.3	5.3	1.5
Loss before income tax benefit	(207.9)	(142.1)	(230.5)	(78.7)	(146.2)	(21.2)	(20.9)	(21.7)
Income tax benefit	—	—	—	—	—	—	—	—
Net loss	(207.9)%	(142.1)%	(230.5)%	(78.7)%	(146.2)%	(21.2)%	(20.9)%	(21.7)%

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

      At December 31, 2001, we had approximately $5.2 million in cash and cash equivalents and $0.3 million in working capital, as compared to $46.5 million and $45.5 million at December 31, 2000.

      Net cash used in operating activities for the years ended December 31, 2001, 2000, and 1999 was $23.8 million, $19.9 million, and $2.3 million, respectively. Cash used in operating activities in each of these periods was the result of net losses, adjusted for non-cash items related to depreciation, amortization and asset impairment, and fluctuations in receivables, unbilled and deferred revenues on contracts, prepaid expenses and other current assets, and accounts payable and accrued expenses.

      Net cash used in investing activities for the years ended December 31, 2001, 2000, and 1999 was $6.9 million, $16.9 million, and $2.3 million, respectively. Cash used in investing activities in each period consisted primarily of purchases of computer equipment, furniture and leasehold improvements. During 2001 we invested in acquisitions of assets of other companies totaling $2.8 million. During 2000 we invested approximately $7.0 million, net of leased furniture and equipment, in our application outsourcing services data center. We also invested in geographical expansion during 2000.

      For 2001, net cash used in financing activities was $10.6 million, compared to net cash provided by financing activities for the years ended December 31, 2000 and 1999 of $82.5 million and $5.1 million, respectively. During 2001, we repurchased 4,951,800 shares of our common stock for approximately $5.3 million. Our net repayments of capital lease obligations totaled approximately $4.4 million for the same period. We also allocated $3.5 million to restricted cash of which $2.4 million was used during 2001.

      Non-cash investing and financing activities for the years ended December 31, 2001, 2000, and 1999 consisted of new capital lease obligations for property and equipment of $0.2 million, $9.3 million and $1.9 million, respectively. In addition, as a result of our acquisitions during 2001, we assumed capital lease obligations totaling $0.2 million and issued common stock totaling $0.3 million.

      As of December 31, 2001, we had a master lease agreement to finance up to $3.0 million of computer equipment with Comerica Leasing Corporation, as sucessor to Imperial Bank. The master lease agreement has an implied interest rate of approximately 10.5%. As of December 31, 2001, approximately $1.0 million was outstanding under this master lease agreement. The master lease agreement expires on various dates through June 2002. In June 2001, the Company deposited $1.0 million into a restricted certificate of deposit account. The funds in this account serve as collateral against various letters of credit totaling $1.0 million. During 2001, $0.3 million of the funds were drawn down to pay current and future lease obligations.

      A summary of our contractual cash obligations at December 31, 2001 follows (amounts in thousands):

	Capital lease obligations, including interest	Operating leases	Total contractual cash obligations
2002	$3,433	$5,762	$9,195
2003	629	4,554	5,183
2004	316	3,633	3,949
2005	21	2,984	3,005
2006	—	1,889	1,889
Thereafter	—	2,893	2,893

	$4,399	$21,715	$26,114

      The Company operates in a highly competitive market. The information technology services industry has experienced rapid growth followed by rapid and significant contraction over a relatively short economic cycle. The Company's rapid growth phase required significant investments in infrastructure, facilities, computer and office equipment, human resources and working capital in order to meet perceived demand. Since the third quarter of 2000, the market for our services has changed and declined significantly. We incurred negative cash flows from operations for each of the three years ended December 31, 2001. These factors, among other things, raise substantial doubt about our ability to continue as a going concern.

      Management is pursuing various options in order to provide necessary financing. Management's plans to resolve near term cash flow issues include the following:

•	Restructuring the terms and payments of facility and equipment leases;
•	Negotiating a new line of credit through accounts receivable backed financing;
•	A private placement of equity financing; and
•	Projected improvement of operating results.

      The projected improvement of operating results includes closing unprofitable offices that could not become profitable in the near term, reducing staff in remaining offices and recording expenses and charges associated with impairments on assets and idle facilities. Management continues to reduce operating expenses and believes that the actions taken will improve cash flow from operations.

      Management believes if it can finalize the financing alternatives that it is pursuing, together with its projected improvement in operating results for 2002, the Company will generate sufficient resources to ensure uninterrupted performance of its operating obligations. The Company's continuance as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations in a timely manner, to obtain additional financing as required and ultimately to attain profitability. There can be no assurance, however, that these sources will be available to the Company on acceptable terms or when necessary, or that the Company will be successful in its efforts to improve its operating results.

Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 became effective for us as of July 1, 2001. It establishes new standards for accounting and reporting requirements for business combinations and requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 became effective for us on January 1, 2002 and requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reassessment of the useful lives of existing recognized intangibles, a new method of measuring reported goodwill for impairment and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test on or before June 30, 2002.

      We have recorded $3.2 million of goodwill relating to the four acquisitions completed after the effective date of SFAS 141, and there has been no amortization expense recorded in the accompanying financial statements. We are in the process of evaluating the impact of the provisions of SFAS 142, including any impairment resulting from the transition tests.

      In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived assets and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. We are required to adopt SFAS 143 in 2003, and we believe its adoption will not have a material effect on our consolidated financial statements.

      In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) that addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. While SFAS 144 supercedes Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes certain provisions of ABP Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of SFAS 144 will be effective for us in 2002 and are to be applied prospectively. We do not believe the adoption of SFAS 144 will have a material impact on our consolidated financial statements.

Factors that May Affect Future Results and Our Stock Price

      This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Forward-looking statements give our current expectations or forecasts of future events. Words such as "expect," "may," "anticipate," "intend," "would," "will," "plan," "believe," "estimate," "should," and similar expressions identify forward-looking statements. Forward-looking statements in this Form 10-K include express or implied statements concerning our future revenues, expenditures, capital or other funding requirements, the adequacy of our current cash and working capital balances to fund our present and planned operations and financing needs, expansion of and demand for our service offerings, and the growth of our business and operations, as well as future economic and other conditions both generally and in our specific geographic and product and services markets. These statements are based on our estimates, projections, beliefs, and assumptions and are not guarantees of future performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

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

We have experienced operating losses and may incur operating losses in future periods, which could cause the price of our common stock to decline further.

      We had a net loss of approximately $49.4 million for the year ended December 31, 2001, a net loss of $25.4 million for the year ended December 31, 2000 and a net loss of approximately $1.4 million for the year ended December 31, 1999. We expect to continue to incur losses in 2002. If we do not achieve revenue growth, we could experience operating losses greater than already anticipated or for periods after 2002. These losses or any fluctuation in our operating results could cause the market value of our common stock to decline further.

If we are unable to maintain a Nasdaq National Market listing or transfer to Nasdaq SmallCap Market listing, our common stock may become even more illiquid and the value of our securities may decline further.

      We received a letter, dated February 14, 2002, from The Nasdaq Stock Market, Inc., notifying us of our failure to meet Nasdaq's minimum market value of publicly held shares and minimum bid price requirements. If we do not comply with Nasdaq's listing requirements by May 15, 2002, our common stock will be delisted from the Nasdaq National Market. We may apply for transfer of our common stock listing to the Nasdaq SmallCap Market. To transfer, we would need to satisfy the continued listing requirements for the Nasdaq SmallCap Market, which makes available an extended grace period for the minimum $1.00 per share bid price requirement. At the present time, we do not meet these continued listing requirements.

      If we submit a transfer application and pay the applicable listing fees to Nasdaq by May 15, 2002, initiation of delisting proceedings will be stayed pending Nasdaq's review of our transfer application. If the transfer application is approved, we will be probably be afforded a 180 calendar day grace period within which we must meet the Nasdaq SmallCap Market's continued listing requirements, including the $1.00 per share bid price requirement. This grace period would end on August 13, 2002. We may also be eligible for an additional 180 calendar day grace period if we maintain net tangible assets in excess of $4.0 million.

      If we continue to fail to meet the Nasdaq National Market's listing requirements and our transfer application is not approved, Nasdaq will delist our common stock. If this occurs, our common stock will likely trade in the over-the-counter market in the so-called "pink sheets" maintained by Pink Sheets LLC or on the National Association of Securities Dealers' OTC Bulletin Board. Such alternative trading markets are generally considered less liquid and efficient than Nasdaq, and although trading in our stock is already relatively thin and sporadic, the liquidity of our common stock would probably decline further because smaller quantities of shares would likely be bought and sold, transactions could be delayed and securities analysts' and news media coverage of IIS would diminish. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Reduced liquidity may reduce the value of our common stock and our ability to generate additional funding.

We may need additional capital which, if not available to us, may alter our business plan or limit our ability to achieve growth in revenues and which, if available and raised, would dilute your ownership interest in us.

      We incurred negative cash flows from operations in 2001 and continue to do so in 2002. Although we believe that we have sufficient cash to fund existing operations for the balance of the year, we are pursuing sources of working capital. We may need to raise additional funds through public or private equity or debt financings in order to:

•	address working capital needs if collection of accounts receivable declines;
•	take advantage of acquisition or expansion opportunities;
•	develop new services; or
•	address unanticipated contingencies.

      Our inability to obtain financing on terms acceptable to us, or at all, may limit our ability to increase revenues or to achieve profitability. Our stock price, like the stock price of many competitors in our industry, has been depressed in recent periods, which could limit our ability to obtain any needed financing on favorable or acceptable terms. In addition, if we are able to raise additional capital through the sale of equity securities or through taking on debt with an equity component, your investment in us would be diluted, which could cause our stock price to further decline.

We anticipate acquiring more businesses, and we may incur increased operating expenses without corresponding increased revenues, which may limit our ability to achieve or maintain profitability and cause the price of our common stock to decline.

      A key component of our business strategy is to acquire like-minded peer consultancies in geographic areas where we do not have a strong presence. We also look for acquisition opportunities, without focusing on increasing our geographic diversity, if there is an opportunity to strengthen a current service offering or add a service offering which complements our current service offerings. In past years, we have tried to achieve profitability by increasing revenues delivered from regional offices. Many of the regional offices were not profitable, and we have closed five regional offices and consolidated others as a result. Our acquisitions often involve some of the same risks as opening offices in new markets. If we are not more successful in integrating the operations of acquired businesses than we were with opening regional offices, we may not be able to operate profitably. The risks of acquisitions include retaining clients, retaining key employees, incurring higher than anticipated transaction expenses and other unexpected expenses and diverting management's attention from daily operations of our business. Acquiring businesses, especially in markets in which we have limited prior experience, is risky. If we do not implement this strategy successfully, we may incur increased operating expenses without increased revenues, which could materially harm our operating results and stock price.

We rely on a small number of clients for most of our revenues and our revenues will decline significantly if we cannot retain or replace, or if we experience collection problems from, these clients.

      We derive, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Two customers, American Express and NCS Pearson, accounted for 22% and 12%, respectively, of our revenue during 2001, and two customers, American Express and PartsAmerica.com, Inc., accounted for 24% and 10%, respectively, of our revenue during 2000.

      Virtually all of our client contracts may be canceled by the client after a short notice period and without economic penalty. Clients remain responsible to us for fees we earn through the date of contract termination unless a valid offset exists. Revenues from specific clients are likely to vary from period to period. A major client in one year may not use our services in a subsequent year. Our two largest clients in 2001 were not our largest clients in the fourth quarter of 2001, and each will likely represent a smaller percentage of our 2002 revenues. Revenue from American Express will likely decline both overall and as a percentage of revenue as a result of its decision to outsource daily management of many of its IT functions to another, larger vendor. The loss of a large client or project in any period could result in a decline in our revenues and profitability from period to period and cause significant and sudden declines or fluctuations in the market value of our common stock. In addition, because a large portion of our receivables relate to a limited number of clients and large projects, write-offs attributable to one or a few of these clients or projects could exceed our allowance for doubtful accounts and significantly harm our operating results.

Because the market for our services may not grow during 2002, we may be unable to become profitable.

      We offer services in the IT services market, and that market contracted in 2001. We do not anticipate significant growth in the IT services market in 2002. During 2000, in anticipation of a continued increase in demand for consulting and application outsourcing services, we made substantial infrastructure investment to support the anticipated demand. That demand did not materialize, and, during 2001, we took a $9.2 million charge for underutilized data center facility computer equipment and leasehold improvements and a $5.7 million charge for the expenses we incurred in closing and consolidating six office locations. If demand for our services does not grow in the future, or if we do not capture sufficient market share for these services, we may continue to be burdened with a larger than necessary infrastructure and may be unable to achieve profitability.

We may incur expenditures relating to closed office leases which are greater than what we have anticipated, which would require us to expend limited financial reserves and adversely impact our liquidity.

      We have accrued approximately $2.1 million for future cash expenditures relating to five closed regional offices and the consolidation of other offices. The actual future expenditures related to these closed and consolidated offices may be greater than our accrual, and, in that event, the additional expenses will reduce earnings and cash in future periods. Any such reduction will adversely impact our liquidity, operating results and common stock price.

Our results of operations may vary from quarter to quarter in future periods and, as a result, we may not meet the expectations of our investors and analysts, which could cause our stock price to fluctuate or decline.

      Our revenues and results of operations have fluctuated significantly in the past and could fluctuate significantly in the future. We incurred net losses of $8.2 million, $20.0 million, $8.8 million and $12.5 million in the first, second, third, and fourth quarters of 2001, respectively.

      Our results may fluctuate due to the factors described in this Form 10-K, as well as:

•	the loss of or failure to replace any significant clients;
•	variation in demand for our services;
•	higher than expected bad debt write-offs;
•	changes in the mix of services that we offer; and
•	variation in our operating expenses.

      A substantial portion of our operating expense is related to personnel costs and overhead, which cannot be adjusted quickly and is, therefore, relatively fixed in the short term. Our operating expenses are based, in significant part, on our expectations of future revenues. If actual revenues are below our expectations, we may not achieve our anticipated operating results. Moreover, it is possible that in some future periods our results of operations may be below the expectations of analysts and investors. In this event, the market price of our common stock is likely to decline.

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

      Many of our engagements involve the delivery of information technology services that are critical to our clients' businesses. Any defects or errors in these services or failure to meet clients' specifications or expectations could result in:

•	delayed or lost revenues due to adverse client reaction;
•	requirements to provide additional services to a client at no or a limited charge;
•	refunds of fees for failure to meet obligations;
•	negative publicity about us and our services; and
•	claims for substantial damages against us.

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

      Although we provide consulting services primarily on a time and materials compensation basis, approximately 14% of our consulting revenue was derived from fixed-price, fixed-time engagements in 2001, and approximately 5% of revenues were derived from fixed-price, fixed-time engagements in 2000.

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

      Our clients generally retain us on an engagement-by-engagement basis, rather than under long-term contracts. In addition, our current clients can generally reduce the scope of or cancel their use of our services without penalty and with little or no notice. As a result, our revenues are difficult to predict. Because we incur costs based on our expectations of future revenues, our failure to predict our revenues accurately may cause our expenses to exceed our revenues, which could cause us to incur increased operating losses. Although we try to design and build complete integrated information systems for our clients, we are sometimes retained to design and build discrete segments of the overall system on an engagement-by-engagement basis. Since the projects of our large clients can involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that the client will cancel or delay additional planned projects. These cancellations or delays could result from factors related or unrelated to our work product or the progress of the project, including changing client objectives or strategies, as well as general business or financial considerations of the client. If a client defers, modifies, or cancels an engagement or chooses not to retain us for additional phases of a project, we may not be able to rapidly re-deploy our employees to other engagements and may suffer underutilization of employees and the resulting harm to our operating results. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. The slowing in spending on business and IT consulting initiatives that began in the second half of 2000 continues, and if current or potential clients cancel or delay their IT initiatives, our business and results of operations could be materially adversely affected.

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

Because we operate in a highly competitive and rapidly changing industry, competitors could cause us to lose business opportunities and limit our ability to increase or sustain revenue levels.

      Although our industry experienced significant consolidation in 2001, the business areas in which we compete remain intensely competitive and subject to rapid change. We expect competition to continue and to intensify. Our competitors currently fall into several categories and include a range of entities providing both general management and information technology consulting services and internet services.

Many of our competitors have longer operating histories, larger client bases, and greater brand or name recognition, as well as greater financial, technical, marketing, and public relations resources. Our competitors may be able to respond more quickly to technological developments and changes in clients' needs. Further, as a result of the low barriers to entry, we may face additional competition from new entrants into our markets. We do not own any technologies that preclude or inhibit competitors from entering the general business areas in which we compete. Existing or future competitors may independently develop and patent or copyright technologies that are superior or substantially similar to our technologies, which may place us at a competitive disadvantage. All of these factors could lead to competitors winning new client engagements that we compete for. If this occurs, our ability to generate increased revenues may be limited and we may not achieve profitability.

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

      We attempt to retain significant ownership or rights to use our internally developed software applications which we can market and adapt through further customization for other client projects. Under some of our client contracts, all of our project developments are the property of the client and we have no right or only limited rights to reuse or provide these developments in other client projects. To the extent that we are unable to negotiate contracts which permit us to reuse code and methodologies, or to the extent that we have conflicts with our clients regarding our ability to do so, we may be unable to provide services to some of our clients within price and timeframes acceptable to these clients.

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

      In order to secure particularly large engagements or engagements with industry leading clients, we have agreed on limited occasions not to perform services, or not to utilize some of our intellectual property rights developed for clients, for competitors of those clients for limited periods of time ranging from one to three years. In our agreement with American Express, our largest client in 2001 and 2000, we have agreed not to perform services for competitors of American Express for one year after each project completion date and not to assign consultants who have worked on American Express projects to other clients' competitive projects for nine months after completing work for American Express. These non-compete provisions reduce the number of our prospective clients and our potential sources of revenue. These agreements also may limit our ability to execute a part of our business strategy of leveraging our business expertise in discreet industry segments by attracting multiple clients competing in those industries. In addition, these agreements increase the significance of our client selection process because some of our clients compete in markets where only a limited number of companies gain meaningful market share. If we agree not to perform services or to utilize intellectual property rights for a particular client's competitors or competitive projects, we are unlikely to receive significant future revenues in that particular market.

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

      Our ability to increase revenues and profitability depends in part on the adoption and acceptance of third-party application hosting services by our clients. During 2001 we were not successful in selling these services in volume, and we recorded a $9.2 million charge for underutilized data center facility computer equipment and leasehold improvements. If we do not generate sufficient revenues from these services, our operating results and stock price would continue to be negatively affected.

Some of our clients have little or no operating history and may lack the resources to pay our fees, which could cause us to incur losses on these accounts.

      We derive a portion of our revenues from companies with limited operating histories and limited resources to pay our fees. We generally request retainers or deposits from clients who appear to have inadequate credit, but some of these clients may fail and may be unable to pay for our services in a timely manner, or at all. This would reduce our cash flow, making it difficult to carry on our business without additional funds, and could lead to the inefficient allocation of our professional and other resources.

The loss of Mr. James G. Garvey, Jr., our founder, Chairman, President and Chief Executive Officer, may harm our ability to obtain and retain client engagements, maintain a cohesive culture, or compete effectively.

      Our success will depend in large part upon the continued services of James G. Garvey, Jr., our founder, Chairman, President and Chief Executive Officer. We have an employment contract with Mr. Garvey. Mr. Garvey is precluded under his agreement from competing against us for one year should he leave us. The loss of Mr. Garvey's services could harm us and cause a loss of investor confidence in our business, which could cause the trading price of our stock to decline. In addition, if Mr. Garvey resigns to join a competitor or to form a competing company, the loss of Mr. Garvey and any resulting loss of existing or potential clients to any competitor could harm our business. If we lose Mr. Garvey, we may be unable to prevent the unauthorized disclosure or use by other companies of our technical knowledge, practices, or procedures. In addition, due to the substantial number of shares of our common stock owned by Mr. Garvey, the loss of Mr. Garvey's services could cause investor or analyst concern that Mr. Garvey may sell a large portion of his shares, which could cause a rapid and substantial decline in the trading price of our common stock.

The sale of a substantial number of shares of our common stock in the public market could adversely affect their market price, negatively impacting your investment.

      There are a substantial number of shares of our common stock potentially available for sale in the public market. The sale of a substantial number of shares in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

The holdings of Mr. Garvey may limit your ability to influence the outcome of director elections and other matters subject to a stockholder vote, including a sale of our company on terms that may be attractive to you.

      James G. Garvey, Jr., our founder, Chairman, President and Chief Executive Officer, currently owns approximately 64% of our outstanding common stock. Mr. Garvey's stock ownership and management positions enable him to exert considerable influence over our company, including in the election of directors and the approval of other actions submitted to our stockholders. In addition, without the consent of Mr. Garvey, we may be prevented from entering into transactions that could be viewed as beneficial to other stockholders, including a sale of the company. This could prevent you from selling your stock to a potential acquirer at prices that exceed the market price of our stock, or could cause the market price of our common stock to decline.

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

The valuation model for companies such as ours has changed, and our inability to achieve profitability may continue to materially adversely affect our stock price.

      When our stock became publicly traded in 2000, companies in our sector were valued generally upon revenue growth, with little regard for profitability. Companies in our sector are now generally measured on cash flows and profits. If we are unable to achieve profitability and positive cash flow, our stock price will continue to suffer and could further decline, and the liquidity for our stock could deteriorate further as well.

Our stock repurchase plan may adversely affect the trading volume and liquidity of our common stock and could cause our stock price to decline.

      In December 2000, our board authorized a stock repurchase plan which authorized us to purchase up to $2 million of our common stock on the open market in compliance with applicable SEC regulations. In August 2001, our board authorized an increase in the maximum amount from $2 million to $7 million. During 2001, we repurchased 4,951,800 shares of our common stock at a cost of approximately $5.3 million. We currently have no plan to repurchase additional shares of our common stock. However, if we do repurchase more shares of our common stock under this plan, the number of shares of our common stock outstanding will decrease. This decrease would likely reduce the trading volume of our common stock, adversely impacting the liquidity and value of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      To date, we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in 2002. We invest our cash in money market funds, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial.

      All of our revenues are realized currently in U.S. dollars and are from customers primarily in the United States. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Integrated Information Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Integrated Information Systems, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Information Systems, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered negative cash flows from operations and has an accumulated deficit, that raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 19 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

/s/ KPMG LLP

Phoenix, Arizona
February 15, 2002

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$5,235	$46,541
Restricted cash	1,125	—
Accounts receivable, net (notes 4 and 20)	4,688	6,572
Income tax receivable (note 11)	—	111
Unbilled revenues on contracts (note 5)	174	472
Prepaid expenses and other current assets	550	3,109
Total current assets	11,772	56,805
Property and equipment, net (notes 6, 7 and 9)	8,018	23,647
Goodwill (note 15)	3,187	—
Other assets (note 15)	1,402	872
	$24,379	$81,324
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,476	$6,494
Current installments of capital lease obligations (note 9)	3,253	4,322
Deferred revenues on contracts (note 5)	750	449
Total current liabilities	11,479	11,265
Capital lease obligations, less current installments (note 9)	902	3,909
Total liabilities	12,381	15,174
Commitments, contingencies and subsequent event (notes 1, 7, 10, 14, 15 and 18)
Stockholders' equity (notes 12, 13, 14 and 15):
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 16,550,688 and 20,683,922 shares at December 31, 2001 and 2000, respectively	16	21
Additional paid-in capital	94,154	93,613
Accumulated deficit	(76,836)	(27,441)
Accumulated other comprehensive loss	(54)	(43)
	17,280	66,150
Treasury stock, at cost, 4,951,800 shares at December 31, 2001	(5,282)	—
Total stockholders' equity	11,998	66,150
	$24,379	$81,324

See accompanying notes to consolidated financial statements.

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2001	2000	1999
Revenues (note 17)	$31,252	$54,290	$21,205
Cost of revenues	29,052	34,542	11,347
Other charges (note 7)	2,162	—	—
Gross profit	38	19,748	9,858
Operating expenses:
Selling and marketing	5,620	8,278	2,918
General and administrative	29,694	39,279	8,110
Asset impairments and restructuring charges (note 7)	14,882	—	—
Total operating expenses	50,196	47,557	11,028
Loss from operations	(50,158)	(27,809)	(1,170)
Interest income	1,390	3,197	—
Interest expense (notes 8 and 9)	(627)	(816)	(237)
Loss before income taxes	(49,395)	(25,428)	(1,407)
Benefit for income taxes (note 11)	—	—	(18)
Net loss before preferred stock dividends	(49,395)	(25,428)	(1,389)
Cumulative dividend on preferred stock	—	—	(246)
Net loss attributable to common stockholders	$(49,395)	$(25,428)	$(1,635)
Loss per share (note 16):
Basic and diluted	$(2.71)	$(1.32)	$(.15)
Weighted average common shares outstanding	18,205	19,302	10,828

See accompanying notes to consolidated financial statements.

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Balances, December 31, 1998	10,524,000	$11	$557	$(624)	$—	$—	$(56)
Issuance of common stock, net	373,750	—	711	—	—	—	711
Exercise of stock options	4,475	—	5	—	—	—	5
Compensation expense	10,800	—	22	—	—	—	22
Exercise of warrants	—	—	3	—	—	—	3
Net loss	—	—	—	(1,389)	—	—	(1,389)
Balances, December 31, 1999	10,913,025	11	1,298	(2,013)	—	—	(704)
Issuance of common stock upon conversion of preferred stock	4,538,170	5	24,288	—	—	—	24,293
Issuance of common stock pursuant to IPO, net of costs of $6,659,000	4,945,000	5	67,511	—	—	—	67,516
Issuance of common stock under Employee Stock Purchase Plan	155,102	—	246	—	—	—	246
Exercise of stock options	115,625	—	236	—	—	—	236
Exercise of warrants	17,000	—	34	—	—	—	34
Comprehensive loss:
Currency translation adjustments	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	(25,428)	—	—	(25,428)
Total comprehensive loss	—	—	—	—	—	—	(25,471)
Balances, December 31, 2000	20,683,922	21	93,613	(27,441)	(43)	—	66,150
Issuance of common stock in connection with acquisitions (note 15)	507,108	—	365	—	—	—	365
Issuance of common stock under Employee Stock Purchase Plan	191,458	—	103	—	—	—	103
Exercise of stock options	120,000	—	73	—	—	—	73
Purchase of common stock, at cost	(4,951,800)	(5)	—	—	—	(5,282)	(5,287)
Comprehensive loss:
Currency translation adjustments	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	(49,395)	—	—	(49,395)
Total comprehensive loss	—	—	—	—	—	—	(49,406)
Balances, December 31, 2001	16,550,688	$16	$94,154	$(76,836)	$(54)	$(5,282)	$11,998

See accompanying notes to consolidated financial statements.

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(49,395)	$(25,428)	$(1,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,830	6,895	749
Non-recurring and other charges	17,044	—	—
Increase in allowance for doubtful accounts	36	6,081	598
Change in assets and liabilities, net of acquisitions:
Accounts receivable	2,058	(8,671)	(3,187)
Income tax receivable	111	428	(539)
Unbilled revenues on contracts	502	213	(90)
Prepaid expenses and other assets	387	(2,255)	(1,468)
Accounts payable and accrued expenses	(2,501)	2,791	2,638
Deferred revenues on contracts	127	53	368
Net cash used in operating activities	(23,801)	(19,893)	(2,320)
Cash flows from investing activities:
Capital expenditures	(4,072)	(16,885)	(2,327)
Acquisitions	(2,785)	—	—
Net cash used in investing activities	(6,857)	(16,885)	(2,327)
Cash flows from financing activities:
Restricted cash	(1,125)	—	—
Net borrowings (repayments) on lines of credit	—	(1,015)	15
Borrowings under long-term debt	—	—	1,152
Repayments of debt	(9)	(885)	(893)
Repayments of capital lease obligations	(4,390)	(3,044)	(754)
Issuance of redeemable convertible preferred stock	—	19,411	4,882
Proceeds of initial public offering, net of expenses	—	67,516	—
Issuance of common stock and exercise of stock options	176	516	716
Repurchase of common stock	(5,287)	—	—
Net cash provided by (used in) financing activities	(10,637)	82,499	5,118
Effect of exchange rate on cash	(11)	(43)	—
Increase (decrease) in cash and cash equivalents	(41,306)	45,678	471
Cash and cash equivalents, at beginning of year	46,541	863	392
Cash and cash equivalents, at end of year	$5,235	$46,541	$863

See accompanying notes to consolidated financial statements.

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Nature of Business

      Integrated Information Systems, Inc. ("IIS") and its wholly owned subsidiary (collectively, the "Company") provides information technology related professional services to businesses seeking to utilize technology to strengthen relationships with customers and business partners. IIS was incorporated in the State of Arizona on January 9, 1989. On January 7, 2000, IIS reincorporated into the State of Delaware by merging IIS, an Arizona corporation (Arizona IIS), into IIS, a Delaware corporation (Delaware IIS), a wholly owned subsidiary of Arizona IIS, with Delaware IIS surviving the merger. Each share of Arizona IIS common stock was exchanged for one share of Delaware IIS common stock, and each share of Arizona IIS preferred stock was exchanged for one share of Delaware IIS preferred stock. All shares of stock are subject to the same terms, conditions, and restrictions, if any, as existed immediately prior to the merger and all rights, liabilities and obligations of Arizona IIS were assumed by Delaware IIS.

      The Company operates in a highly competitive market. The information technology services industry has experienced rapid growth followed by rapid and significant contraction over a relatively short economic cycle. The Company's rapid growth phase required significant investments in infrastructure, facilities, computer and office equipment, human resources and working capital in order to meet perceived demand. Since the third quarter of 2000, the market for the Company's services has changed and declined significantly.

      The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred negative cash flows from operations for each of the three years ended December 31, 2001 and has an accumulated deficit of $76,836,000 through December 31, 2001. Management responded to these changes by closing offices that were not profitable, reducing staff in remaining offices and recording expenses and charges associated with impairments on assets and idle facilities. The Company continues to reduce operating expenses in order to improve cash flow from operations. Management believes that cash receipts may be accelerated through accounts receivable-backed financing to support growth opportunities, support working capital needs and address unanticipated contingencies. Additional needed financing may not be available on terms favorable to us, if at all. If we are unable to raise additional capital and significantly reduce operating losses, our business activities may be significantly curtailed. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2)    Summary of Significant Accounting Policies

(a)    Use of Estimates

      The preparation of these financial statements in accordance with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to long-term service contracts, bad debts, intangible assets, income taxes, restructuring, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company recognizes revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. The Company

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded goodwill and other intangible assets from acquisitions during 2001. The Company reviews the acquired businesses on a periodic basis to determine that projected cash flows are deemed adequate to support the value of goodwill and other intangible assets. Future adverse changes in market conditions or poor operating results could result in an inability to recover the carrying value of the investments that may not be reflected in the current carrying value of the intangible assets, thereby possibly requiring an impairment charge in the future. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. The Company records accruals for the estimated future cash expenditures required from closing its vacated offices. The accruals include estimates of future rent payments and settlements until the obligation is canceled. Should actual cash expenditures differ from the Company's estimates, revisions to the estimated liability for closing vacated offices would be required. The Company evaluates the requirement for future cash expenditures resulting from its contingencies and litigation. The Company records an accrual for contingencies and litigation when exposures can be reasonably estimated and are considered probable. Should the actual results differ from the Company's estimates, revisions to the estimated liability for contingencies and litigation would be required.

(b)    Principles of Consolidation

      The consolidated financial statements include the accounts of Integrated Information Systems, Inc. and its wholly owned subsidiary, Emeric Systems Private Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(e)    Goodwill

      Goodwill represents the excess of purchase price over fair value of net assets acquired. The Company assesses the recoverability of this intangible asset by determining whether the goodwill balance can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(f)    Impairment of Long-Lived Assets

      The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(g)    Revenue Recognition

      Revenues for time-and-material contracts are recognized as the services are rendered. Revenues pursuant to fixed fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting (based on the ratio of labor hours incurred to total estimated labor hours). Revenues from maintenance or post-contract support agreements are recognized as earned over the terms of the agreements. Revenues from recurring services such as application outsourcing operations are recognized as services are provided each month.

      Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Unbilled revenues on contracts are comprised of earnings on certain contracts in excess of contractual billings on such contracts. Billings in excess of earnings are classified as deferred revenues on contracts.

(h)    Concentration of Credit Risk

      Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses, and such losses have generally been within management's expectations. The Company's customers operate in many industry segments and are headquartered primarily in the United States of America.

(i)    Stock Option Plan

      The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options and to adopt the "disclosure only" alternative treatment under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). APB 25 requires no recognition of compensation expense for broad-based employee stock purchase and option plans such as the plans provided by the Company, where the exercise price is equal to the market value at the date of grant. However, under SFAS 123, deferred compensation is recorded for the excess of the fair value of the stock, on the date of the option grant, over the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

(j)    Research and Development Costs

      Research and development expenditures are charged to operations as incurred. Expenditures for the years ended December 31, 2001, 2000, and 1999 were $25,000, $77,000, and $49,000, respectively and are included in general and administrative expenses.

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(k)    Advertising Costs

      Advertising costs are expensed as incurred. Advertising expense was $1,121,000, $2,722,000, and $1,172,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

(l)    Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(m)    Fair Value of Financial Instruments

      Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of December 31, 2001, the amounts that will actually be realized, or paid at settlement or maturity of the instruments, could be significantly different.

      The carrying amounts of accounts receivable, accounts payable and accrued expenses are assumed to be the fair values because of the liquidity or short-term maturity of these instruments.

(n)    Reclassifications

      Certain reclassifications have been made to the prior years' consolidated financial statement amounts to conform to the current year presentation.

(3)    Restricted Cash

      During 2000, the Company signed a lease commitment for a new 71,000 square foot headquarters facility in Tempe, Arizona. In March and May 2001, the Company deposited a total of $2,500,000 into a construction escrow account. The funds in this account are being used to fund the build-out of tenant improvements at the new facility. Through December 31, 2001, $2,091,000 of the restricted cash was used toward these tenant improvements. In December 2001, in accordance with provisions of this lease, the Company terminated its lease for this facility based on construction delays. See note 7 and 18. No additional amounts are expected to be spent from the escrow account and the Company is currently attempting to recover costs invested in this facility.

      In June 2001, the Company deposited $1,000,000 into a restricted certificate of deposit account. The funds in this account serve as collateral against various letters of credit totaling $1,000,000. Through December 2001, $300,000 was used in connection with the Company's closure of excess office space. See note 7.

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)    Accounts Receivable

      Accounts receivable consist of the following (amounts in thousands):

	December 31,
	2001	2000
Trade accounts receivable	$11,518	$13,366
Less: allowance for doubtful accounts	(6,830)	(6,794)
	$4,688	$6,572

(5)    Unbilled and Deferred Revenues on Contracts

      Unbilled revenues on contracts are comprised of costs, plus earnings on certain contracts, based on the percentage-of-completion method, in excess of contractual billings on such contracts. These amounts are billed after year-end and are expected to be collected within 90 days. Billings in excess of costs plus earnings are classified as deferred revenues.

      Information with respect to contracts in progress at December 31, 2001 and 2000 follows (amounts in thousands):

	Years Ended December 31,
	2001	2000
Classified on the balance sheet as follows:
Unbilled revenues on contracts	$174	$472
Deferred revenues on contracts	$(750)	$(449)

(6)    Property and Equipment

      A summary of property and equipment at December 31, 2001 and 2000, follows (amounts in thousands):

	December 31,
	2001	2000
Computer equipment	$8,926	$13,294
Computer and telephone equipment under capital leases	8,803	12,005
Furniture and fixtures	3,271	3,031
Office equipment	754	538
Leasehold improvements	1,961	3,103
	23,715	31,971
Less: accumulated depreciation and amortization	15,697	8,324
Property and equipment, net	$8,018	$23,647

(7)    Asset Impairments, Restructuring and Other Charges

      During 2001, the Company recorded asset impairments and restructuring charges totaling $14,882,000. These charges were attributable to a $9,191,000 charge related to underutilized computer equipment and leasehold improvements at the Company's data center used for application outsourcing services and a $5,691,000 charge for expenses incurred in connection with the closing and consolidating of six office locations and abandoned leasehold improvements in an unoccupied seventh location. The charge for closing and consolidating offices consisted of an impairment charge totaling $3,556,000 and an accrual for future cash expenditures primarily rent-related obligations totaling $2,135,000. These charges are included in the Company's operating expenses for 2001.

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Management determined that the future revenues to be generated from the Company's application outsourcing services would not be sufficient to recover the cost of the assets utilized in such operations, and, accordingly, performed an analysis for impairment under the guidance of SFAS 121. Based on this analysis, management determined that the fair market values of the computer equipment, office equipment and leasehold improvements related to the data center were less than the net book value of these assets and, therefore, recorded asset impairment charges to the book value of the above mentioned assets to their estimated fair market value, which were determined to be zero. The Company calculated the present value of expected cash flows from the data center to determine the fair value of assets.

      During the fourth quarter of 2001, management conducted a strategic review of those offices with a recent history of losses. The review triggered an impairment review of long-lived assets under the guidance of SFAS 121. Based on this analysis, management determined that the fair market values of the lease deposits, computer equipment, office equipment and leasehold improvements related to the closed offices were less than the net book value of these assets and, therefore, recorded asset impairment charges to the book value of the above mentioned assets to their estimated fair market value, which were determined to be zero. The Company calculated the present value of expected cash flows from the closed offices to determine the fair value of assets.

      During 2001, the Company also recorded other charges totaling $2,162,000. These charges were caused by an impairment charge related to inventoried software licenses. Management determined that the software licenses to be utilized to serve certain application outsourcing services customers also had a fair value less than their book value and, therefore, recorded a charge to write the licenses down to their estimated fair value, which was determined to be zero. The software licenses are utilized solely for the purpose of generating application outsourcing revenues; therefore, the charges have been recorded as costs of revenues.

(8)    Line of Credit and Long-Term Debt

      At December 31, 1999, the Company had an unpaid balance of $885,000 on a $2,100,000 term loan bearing interest at prime plus 1%. This term loan was paid in full in April 2000.

      At December 31, 1999, $1,015,000 was outstanding under the line of credit with a bank. The line of credit had a borrowing limit of $2,000,000. The interest rate on the amounts borrowed under the line of credit was prime plus 1%, payable monthly. The line was secured by accounts receivable, inventory, equipment, furniture and intellectual property. No borrowings were outstanding against this line of credit at December 31, 2000. The line of credit was not renewed upon its expiration on September 30, 2001.

(9)    Capital Lease Obligations

      The Company is obligated under various capital leases primarily for computer and telephone equipment that expire at various dates through 2005. These leases meet the various criteria of capital leases and are, therefore, classified as capital lease obligations.

      Capital lease obligations reflect the present value of future rental payments, discounted at the interest rate implicit in each of the leases. A schedule of the future minimum lease payments required under the capital leases after December 31, 2001 follows (amounts in thousands):

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2002	$3,433
2003	629
2004	316
2005	21
Total minimum capital lease payments	4,399
Less: amounts representing interest (3.0% to 33.6%)	244
Capital lease obligations	4,155
Less: current installments of capital lease obligations	3,253
Capital lease obligations, less current installments	$902

      The leased furniture and equipment has been included in property and equipment at a total cost of $8,803,000 and $12,005,000 at December 31, 2001 and 2000, respectively. Accumulated depreciation related to this furniture and equipment was $7,253,000 and $5,831,000 at December 31, 2001 and 2000, respectively.

      The Company acquired property and equipment and assumed capital lease obligations totaling $150,000, $9,334,000 and $1,881,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Interest payments under capital lease obligations are generally paid in the period incurred.

(10)    Operating Lease Commitments

      The Company has entered into various non-cancelable operating lease agreements for office space, automobiles, and office equipment. The terms of these agreements range from 3 to 10 years and all of the leases require monthly payments. The Company is generally responsible for all executory costs including maintenance, insurance, utilities and taxes. Total rent expense was $5,474,000, $3,616,000, and $748,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

      A summary of the future minimum lease payments under operating leases after December 31, 2001 follows (amounts in thousands):

2002	$5,762
2003	4,554
2004	3,633
2005	2,984
2006	1,889
Thereafter	2,893
$21,715

      During 2001, the Company recorded asset impairments and restructuring charges incurred in connection with the closing and consolidating of office locations. The charge included an accrual for the future estimated lease payments associated with these facilities of approximately $1,476,000. See note 7. This amount is included in the future minimum lease payments under operating leases for 2002.

      During 2001, the Company terminated a lease for new office space in Tempe, Arizona. The above future minimum lease payments exclude any payment amounts for the terminated lease. See note 18.

(11)    Income Taxes

      The Company did not record a provision for federal or state income taxes during 2001, 2000 and 1999 due to the net losses reported during those periods. The Company also did not record a benefit for federal

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income taxes during 2001 and 2000 and no benefit for state income taxes during 2001, 2000 and 1999 due to limitations on the use of net operating loss carryforwards. The Company reported a benefit for federal income taxes of $18,000 for the year ended December 31, 1999.

      The provision for income taxes differs from the amount computed by applying the statutory federal corporate income tax rate of 34% to income before income taxes. The sources and tax effects of the differences are as follows (amounts in thousands):

	Years Ended December 31,
	2001	2000	1999
Computed expected income tax benefit	$(16,794)	$(8,646)	$(478)
Nondeductible permanent differences	88	78	23
State income tax benefit, net of federal benefit	(3,248)	(1,715)	(132)
Difference in rates due to conversion from S corporation to C corporation status	—	—	(95)
Inability to utilize net operating loss carryforwards	19,954	10,283	664
	$—	$—	$(18)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Bad debts	$2,778	$2,938
Debt issuance cost	35	17
Accrued vacation and other	206	211
Property and equipment, principally due to differences in depreciation and impairment	5,668	597
Charitable contribution carryforward	48	20
Net operating loss carryforward	22,187	7,214
Gross deferred tax assets	30,922	10,997
Less valuation allowance	30,902	10,947
Net deferred tax assets	20	50
Deferred tax liabilities:
Prepaid expenses and other deferred liabilities	(20)	(50)
Gross deferred tax liabilities	(20)	(50)
Net deferred tax liabilities	$—	$—

      At December 31, 2001, the Company had net operating loss carryforwards of approximately $54,489,000 for U.S. federal and state income tax purposes that expire in years 2018 through 2021. Due to the frequency of equity transactions within the Company, it is possible that the use of the net operating loss carryforward may be limited in accordance with Section 382 of the Internal Revenue Code. A determination as to this limitation will be made at a future date as the net operating losses are utilized.

      The valuation allowance for deferred tax assets as of December 31, 2001 and 2000 was $30,902,000 and $10,947,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 was an increase of $19,955,000 and $10,283,000, respectively. In assessing the

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical losses and projections for future taxable income/losses over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

(12)    Convertible Preferred Stock

      Series A 10% Convertible Preferred Stock ("Series A Stock") is $.001 par value and has a liquidation value of $1.80 per share, the price paid for the stock. The holder of Series A Stock is entitled to an annual cumulative dividend of 10% of the liquidation value. Cumulative dividends at December 31, 1999 totaled $214,521. The Series A Stock is convertible into common stock at the option of the holder at a conversion price of $1.80 per share. The holder of the Series A Stock is entitled to one vote for each share of common stock into which it may convert. On April 15, 1999, the Company received approximately $2,882,000, net of issuance costs of $118,000, from the sale of 1,666,666 shares of Series A Stock. The agreement also provides for the holder of the Series A Stock to invest, at its option, an additional $2,000,000 by purchasing Series B Stock. All shares of Series A Stock were converted to common stock concurrent with the Company's Initial Public Offering in March 2000.

      Series B 10% Convertible Preferred Stock ("Series B Stock") is $.001 par value and has a liquidation value of $2.66 per share. The Series B Stock is entitled to an annual cumulative dividend of 10% on the liquidation value. Cumulative dividends at December 31, 1999 totaled $31,233. Each share of Series B Stock is generally convertible into common stock at a conversion price of $2.66 per share. In November 1999, the Series A holder exercised its option to purchase Series B Stock, and the Company received $2,000,000 from the sale of 751,879 shares of Series B Stock. The other terms and redemption feature of the Series B Stock are substantially the same as the Series A Stock. All shares of Series B Stock were converted to common stock concurrent with the Company's Initial Public Offering in March 2000.

      In January 2000, the Company received $19,411,000, net of issuance costs of $789,000, from the sale of 2,119,625 shares of Series C Convertible Preferred Stock ("Series C Stock"). The terms and redemption features of the Series C Preferred Stock operate in substantially the same manner as the Series A Stock and Series B Stock, except that the conversion and liquidation price of the Series C Preferred Stock is $9.53 per share, the same as the purchase price per share for the shares of Series C Stock. All shares of Series C Stock were converted to common stock concurrent with the Company's Initial Public Offering in March 2000.

(13)    Common Stock

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

      During 2001, the Company repurchased 4,951,800 shares of its common stock at a cost of $5,282,000. These shares are reflected as treasury stock in the accompanying consolidated financial statements.

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14)    Employee Benefit Plans

(a)    Retirement Plan

      The Company established a qualified 401(k) salary deferral plan (defined contribution plan) in July 1996. The plan covers substantially all full-time employees who have completed ninety days of service. Subject to limits imposed by Internal Revenue Service regulations and other options retained by the Company affecting participant contributions, participants may voluntarily contribute between 2% and 15% of their annual wages not to exceed limits established by the Tax Reform Act of 1986. The Company is required to match 25% of the first 4% of participants' contributions. Participants are immediately vested in the amount of their contributions. Participants vest over a six-year period with respect to employer contributions. The Company's 401(k) salary deferral plan expense was $142,000, $240,000, and $73,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

(b)    Incentive Stock Option Plan and Warrants

      The Company adopted the Integrated Information Systems, Inc. 1997 Long-term Incentive Stock Option Plan in January 1997 ("1997 Plan") pursuant to the Internal Revenue Code. Common stock reserved for grants to participants under the 1997 Plan total 6,000,000 shares at December 31, 2001 and 4,500,000 shares at December 31, 2000 and 1999. Options become exercisable over varying periods up to five years and expire at the earlier of termination of employment or ten years after the date of grant. The options under the 1997 Plan have been granted at the fair market value of the Company's common stock at the date of grant, as determined by the Company's board of directors prior to the initial public offering. Per the 1997 Plan, options may be granted within a period of ten years from the adoption date of the 1997 Plan.

      There were 1,313,799, 1,887,130 and 2,214,957 shares available for grant under the 1997 Plan as of December 31, 2001, 2000 and 1999, respectively. The per share weighted average fair value of stock options granted under the 1997 Plan for the periods ended December 31, 2001, 2000 and 1999, was $0.71, $7.06 and $0.43, respectively, based on the date of grant using the minimum value method for 1999 and the Black-Scholes Method for 2001 and 2000 with the following weighted average assumptions:

	December 31,
	2001	2000	1999
Expected life (years)	3.00	3.50	3.60
Risk-free interest rate	4.00%	5.00%	5.00%
Dividend yield	0.00%	0.00%	0.00%
Volatility	150.00%	150.00%	—

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table summarizes information stock option activity for the years ending December 31, 1999, 2000 and 2001:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Exercisable Shares
Outstanding, December 31, 1998	1,043,000	$1.42	83,750
Granted	1,401,543	2.67	—
Exercised	(4,475)	1.08	—
Canceled	(155,025)	2.09	—
Outstanding, December 31, 1999	2,285,043	2.15	281,643
Granted	1,257,850	8.28	—
Exercised	(115,625)	2.04	—
Canceled	(814,398)	5.64	—
Outstanding, December 31, 2000	2,612,870	4.01	564,109
Granted	3,926,450	0.71	—
Exercised	(120,000)	0.60	—
Canceled	(1,973,719)	3.50	—
Outstanding, December 31, 2001	4,445,601	$1.39	647,338

      The following table summarizes information about the stock options outstanding at December 31, 2001:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.50 – $0.66	2,540,650	9.61	$0.50	117,900	$0.50
$0.83 – $1.00	566,200	9.59	0.99	28,890	0.99
$1.03 – $1.13	389,100	9.20	1.10	75,910	1.11
$1.19 – $2.00	524,025	6.80	1.99	334,000	1.99
$3.20 – $4.20	117,718	7.86	3.83	44,344	3.84
$5.00 – $6.81	201,450	8.59	6.76	25,548	6.77
$7.63 – $9.53	84,530	8.17	8.90	17,130	9.10
$12.25 – $15.00	21,928	8.26	13.18	3,616	13.64
$0.50 – $15.00	4,445,601	9.11	$1.39	647,338	$2.14

      As a subsequent event, the Company adopted the Integrated Information Systems, Inc. 2002 Broad-Based Stock Incentive Plan in February 2002 ("2002 Plan") pursuant to the Internal Revenue Code. Common stock reserved for grants to participants under the 2002 Plan totals 6,000,000 shares. Options become exercisable over varying periods up to five years and expire at the earlier of termination of employment or ten years after the date of grant. There were no options granted under the 2002 Plan at December 31, 2001.

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below (amounts in thousands):

	Years Ended December 31,
	2001	2000	1999
Net loss as reported	$(49,395)	(25,428)	(1,389)
Pro forma (unaudited)	(49,969)	(25,577)	(1,470)

      During December 1997, the Company issued 100,000 warrants to purchase shares of common stock in connection with long-term debt executed with a bank. The warrants are exercisable at $2.00 per share and expire in December 2007. The debt has been repaid, but the warrants are still outstanding at December 31, 2001. The value assigned to the warrants, totaling $50,548, was charged to interest over the term of the debt.

      During April 1999, the Company issued 17,000 warrants to purchase shares of common stock at an exercise price of $2.00 per share in connection with a private placement memorandum. These warrants were exercised in April 2000.

(c)    Employee Stock Purchase Plan

      The Company established an Employee Stock Purchase Plan ("Purchase Plan") in March 2000, under which 400,000 shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the market value at certain plan-defined dates.

      Shares issued under the Purchase Plan were 191,458 and 155,102 in 2001 and 2000, respectively. The net proceeds from shares issued under the Purchase Plan were $103,000 and $246,000 in 2001 and 2000, respectively. At December 31, 2001, 53,440 shares were available for issuance under the Purchase Plan.

(15)    Acquisitions

      As part of our effort to adjust our structure to better address a rapidly changing and declining IT services market, we developed and began implementing an aggressive growth strategy through acquiring like-minded peer consultancies. The acquisition target companies ideally have leading competitive positions in regional and vertical markets, a proven track record of providing Microsoft-based solutions, a booked backlog of project work for premier clients, managers in place who are capable of leading a regional division for the Company, a working culture and ethic similar to our own and are owned by consultants who remain active in the business.

      On August 20, 2001, the Company completed a series of transactions with K2 Digital, Inc. ("K2"), a publicly held digital services firm based in New York City. In that transaction, 24 management and consulting employees of K2 were hired, certain related fixed assets were acquired and the leased office space of K2 in New York City was assumed. The total purchase price consisted of cash payments of $544,000 for certain K2 assets and $709,000 for the assumption of liabilities. In the purchase price allocation, $927,000 was recorded as goodwill.

      On September 28, 2001, a similar series of transactions were completed with STEP Technology, Inc. ("STEP"), a Portland, Oregon-based information technology consulting firm. In that transaction, 54 management and consulting personnel of STEP were hired, certain related assets were acquired and a portion of STEP's office space in Portland was assumed. The total purchase price consisted of cash payments of $1,140,000 for certain STEP assets and $1,041,000 for the assumption of liabilities. In the purchase price allocation, $1,433,000 was recorded as goodwill. In addition to the cash consideration,

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the purchase agreement, if in 2002, 2003, and 2004 annual earnings from STEP operations are positive, STEP is entitled to additional consideration from this transaction based on a percentage of the revenues generated and limited to an agreed upon percentage of earnings.

      On October 31, 2001, a series of transactions were completed with INTEFLUX, Inc. ("INTEFLUX"), a privately-owned international technology consulting firm based in Phoenix, Arizona, with operations in New York City and London, England. In that transaction, 19 management and consulting employees of INTEFLUX were hired, certain related assets were acquired and INTEFLUX's office space in Phoenix and London was assumed. The total purchase price consisted of cash payments of $50,000 and the issuance of common stock totaling $187,000 for certain INTEFLUX assets and $319,000 for the assumption of liabilities. In the purchase price allocation, $346,000 was recorded as goodwill. In addition to the cash and common stock consideration, under the purchase agreement, if in 2002, 2003 and 2004 annual earnings from INTEFLUX operations are positive, INTEFLUX is entitled additional consideration from this transaction based on a percentage of the revenues generated and limited to an agreed upon percentage of earnings or dollar amount.

      On November 16, 2001, a series of transactions were completed with Winfield Allen, Inc. ("Winfield Allen"), a Denver, Colorado-based information technology consulting firm. In that transaction, 24 management and consulting personnel of Winfield Allen were hired, certain related assets were acquired and Winfield Allen's leased office space in Colorado was assumed. The total purchase price consisted of cash payments of $84,000 and the issuance of common stock totaling $136,000 for certain Winfield Allen assets, the assumption of a note payable for $103,000 and $173,000 for the assumption of liabilities. In the purchase price allocation, $358,000 was recorded as goodwill. In addition to the cash and common stock consideration, under the purchase agreement, if in 2002, 2003, and 2004 annual earnings from Winfield Allen operations are positive, Winfield Allen is entitled to additional consideration from this transaction based on a percentage of the revenues generated and limited to an agreed upon percentage of earnings or dollar amount.

      As part of these acquisitions, intangible assets totaling $607,000 were acquired consisting of non-compete agreements of $250,000 and employee agreements of $357,000. The non-compete intangible assets will be amortized over their contractual lives, which are generally five years. The employee agreements' intangible assets will be amortized over their contractual lives, which are generally less than one year. The total goodwill recorded for these four acquisitions total $3,187,000, which includes acquisition related costs of $123,000. It is estimated that most of this goodwill will be deductible for tax purposes, subject to the utilization of the Company's net operating losses. See note 11.

      In connection with these acquisitions, the Company acquired accounts receivable of $414,000 and fixed assets of $379,000, and assumed a note payable totaling $103,000. The Company issued 507,108 shares of common stock valued at $365,000, of which $43,000 was used to repay a portion of the assumed note payable. The remaining amount due under this note payable is classified as a current liability and will be paid during 2002. The Company's assumed obligations include capital leases totaling $164,000.

      The Company's financial statements reflect the results of operations for each acquisition from the transaction date. The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisitions of K2, STEP, INTEFLUX and Winfield Allen had been completed as of January 1, 2000 (amounts in thousands, except per share amounts):

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2001	2000
	(unaudited)
Revenues	$45,225	$76,574
Operating losses	(55,855)	(31,586)
Net loss	(55,069)	(27,633)
Net loss per share	(2.96)	(1.39)

      The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had been completed as of January 1, 2000. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

      In a subsequent event, on January 25, 2002, the Company completed another series of transactions with Goliath Networks, Inc. ("Goliath"), a Madison, Wisconsin-based information technology consultancy. In that transaction, 81 management and consulting personnel of Goliath were hired, certain related assets acquired and the leased office space of Goliath in Madison and Milwaukee, Wisconsin was assumed.

      The transaction was paid for with a combination of cash payments totaling $400,000, the issuance of a note payable totaling $4,250,000 to a bank and the assumption of certain liabilities of Goliath. The amount of the note will be increased, as the Company will also purchase some of Goliath's accounts receivable. The note payable bears interest at 7% per year. Payments on the note are interest only for the first year. Principal and interest payments for the second, third and fourth years will be based on a ten-year amortization schedule. The unpaid principal will be paid in full at the end of the fourth year. The note payable is collateralized by computer equipment and office equipment owned by the Company.

(16)    Net Loss Per Share

      The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000	1999
Net loss	$(49,395)	$(25,428)	$(1,389)
Preferred stock dividends	—	—	(246)
Net loss attributable to common stockholders	(49,395)	(25,428)	(1,635)
Effect of dilutive securities:
Preferred stock dividend	—	—	246
Net loss attributable to common stockholders after assumed conversion	$(49,395)	$(25,428)	$(1,389)
Weighted average outstanding common shares	18,205	19,302	10,828
Effect of dilutive securities:
Stock options and warrants	164	1,382	656
Convertible preferred stock	—	—	1,743
Antidilutive effect of securities	(164)	(1,382)	(2,399)
Weighted average and common equivalent shares outstanding	18,205	19,302	10,828
Loss per share:
Basic and diluted	$(2.71)	$(1.32)	$(.15)

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)    Significant Customers

      Two customers accounted for 22% and 12% of total revenue for the year ended December 31, 2001. Two customers accounted for 24% and 10% of total revenue for the year ended December 31, 2000. One customer accounted for 35% of total revenue for the year ended December 31, 1999. One customer accounted for 12% of the total accounts receivable balance at December 31, 2001. Two customers accounted for 25% and 10% of the total accounts receivable balance at December 31, 2000.

(18)    Contingencies and Related Party Transactions

      During July and August 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its current and former officers and directors and the members of the underwriting syndicate involved in the Company's initial public offering. The plaintiffs seek unspecified compensatory damages and other relief. The Company has sought indemnification from the underwriters of its initial public offering. The Company believes that the claims against it are unfounded and without merit and intends to vigorously defend this matter.

      In December 2001, the Company terminated a lease for new office space in Tempe, Arizona as a result of the lessor's failure to deliver the leased premises in a timely manner and filed suit against the lessor to recover damages it incurred in preparing to move to the premises. During March 2002, the lessor filed a counterclaim for lost rent, lost parking income, lost expense reimbursement, commissions and unpaid construction costs and indemnification for construction costs and its attorneys' fees and interest. The Company believes that the counterclaims are without merit, intends vigorously to prosecute its claim and to defend against the lessor's counterclaim.

      Additionally, the Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. The Company evaluates such claims on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit.

      During 2001, the Company incurred expenses totaling $133,000 for consulting services provided by a board member. As of December 31, 2001, the Company had a receivable of $40,500 from an officer and director.

(19)    Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 became effective for the Company as of July 1, 2001. It establishes new standards for accounting and reporting requirements for business combinations and requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 became effective for the Company on January 1, 2002 and requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reassessment of the useful lives of existing recognized intangibles, a new method of measuring reported goodwill for impairment and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test on or before June 30, 2002.

      As discussed in note 15, the Company has recorded $3,187,000 of goodwill relating to the four acquisitions completed after the effective date of SFAS 141 and there has been no amortization expense recorded in the accompanying financial statements. The Company is in the process of evaluating the impact of the provisions of SFAS 142, including any impairment resulting from the transition tests.

      In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which addresses financial accounting and reporting for

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived assets and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The Company is required to adopt SFAS 143 in 2003 and the Company believes its adoption will not have a material effect on the Company's consolidated financial statements.

      In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) that addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. While SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes certain provisions of ABP Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of SFAS 144 will be effective for the Company in 2002 and are to be applied prospectively. The Company does not believe the adoption of SFAS 144 will have a material impact on its consolidated financial statements.

(20)    Supplemental Financial Information

      A summary of additions and deductions related to the allowance for doubtful accounts for the years ended December 31, 1999, 2000 and 2001 follows (in thousands):

	Balances at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
Allowance for doubtful accounts
1999	$115	$766	$(168)	$713
2000	713	11,825	(5,744)	6,794
2001	6,794	898	(862)	6,830

(21)    Quarterly Financial Data (Unaudited)

      A summary of the quarterly data for the years ended December 31, 2001 and 2000 follows(in thousands, except per share amounts):

	Quarters Ended
	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000	Mar. 31, 2000
Revenues	$5,988	$6,172	$8,655	$10,437	$11,119	$17,336	$15,381	$10,454
Gross profit	710	358	(2,156)	1,126	1,236	6,974	6,599	4,939
Operating expenses	13,124	9,336	18,007	9,729	18,159	11,399	10,634	7,365
Loss from operations	(12,414)	(8,978)	(20,163)	(8,603)	(16,923)	(4,425)	(4,035)	(2,426)
Net loss	$(12,452)	$(8,771)	$(19,953)	$(8,219)	$(16,257)	$(3,687)	$(3,217)	$(2,267)
Loss per share:
Basic and diluted	$(.76)	$(.52)	$(1.05)	$(.40)	$(.79)	$(.18)	$(.16)	$(.14)

      Certain reclassifications have been made to quarterly financial data to conform to the current presentation.

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The response to this Item regarding our directors and compliance with Section 16(a) of the Exchange Act by our officers and directors will be contained in the Proxy Statement for the 2002 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated by reference herein. The response to this Item regarding our executive officers is contained in the Supplemental Item — "Executive Officers of the Registrant" found in Part I of this report.

Item 11.     EXECUTIVE COMPENSATION

      The response to this Item will be contained in the Proxy Statement for the 2002 Annual Meeting of Shareholders under the captions "How are directors compensated?" and "Executive Compensation" and is incorporated by reference herein.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The response to the Item will be contained in the Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference herein.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The response to this Item will be contained in the Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated by reference herein.

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)(1)(2)    Financial Statements

      See the Index to Consolidated Financial Statements and Financial Statement Schedule in Part II, Item 8.

14(a)(3)     Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ended June 30, 2000).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K (File No. 333-94861) for the period ended December 31, 2000).
4.2	Warrant granted to Imperial Bank dated December 18, 1997 (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
4.3	Amended and Restated Registration Agreement dated January 13, 2000 (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.1	Integrated Information Systems, Inc. 1997 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.2	Amended and Restated Integrated Information Systems, Inc. 2000 Employee Stock Purchase Plan(incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K (File No. 333-94861) for the period ended December 31, 2000).
10.3	Employment Agreement between the Company and James G. Garvey, Jr. (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.4	Employment Agreement between the Company and David Wirthlin (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.6	Employment Agreement between the Company and Jeffrey Frankel (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.6(a)	Separation Agreement and General Release between the Company and Jeffrey Frankel dated May 30, 2001.
10.8(a)	Credit Facilities Agreement between the Company and Imperial Bank amended and restated as of April 30, 1999 (incorporated by reference to Exhibit 10.8(a) of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.8(b)	Restated Facility Promissory Note dated April 30, 1999 (incorporated by reference to Exhibit 10.8 (b) of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.8(c)	Restated Security Agreement dated April 30, 1999 (incorporated by reference to Exhibit 10.8(c) of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.8(d)	Restated Security Agreement and Mortgage for Trademarks and Copyrights dated April 30, 1999 (incorporated by reference to Exhibit 10.8(d) of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.8(e)	First Modification of Credit Facilities Agreement between the Company and Imperial Bank dated as of June 30, 1999 (incorporated by reference to Exhibit 10.8(3) of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.8(f)	Term Loan Note dated June 30, 1999 (incorporated by reference to Exhibit 10.8(f) of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.8(g)	Second Modification of Credit Facilities Agreement between the Company and Imperial Bank dated as of December 20, 1999 (incorporated by reference to Exhibit 10.8(g) of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.9	Lease Agreement between the Company and AmberJack Ltd. dated December 8, 1998 (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.10	Lease Agreement between the Company and AmberJack Ltd. dated September 7, 1999 (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.11	Lease Agreement between the Company and AmberJack Ltd. dated September 7, 1999 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.12	Assignment and Assumption of Lease Agreement between the company and Universal Pensions, Inc. dated September 8, 1999 (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.13	Lease Agreement between the Company and AmberJack Ltd. dated April 25, 1997 (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.14	Sublease Agreement between the Company and Bank of America, FSB d/b/a BankAmerica Housing Services, dated May 10, 1998 (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.15	Lease Agreement between the Company and Information Technology Park Limited dated August 2, 1999 (incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.16	Lease Agreement between the Company and 3930 Building Partnership dated November 30, 1999 (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.17	Equipment Acquisition Agreement between the Company and BancBoston Leasing Inc. dated June 1, 1998 (incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.18	Master Lease Finance Agreement between the Company and BancBoston Leasing Inc. dated February 20, 1998 (incorporated by reference to Exhibit 10.18 of the Company's registration Statement on Form S-1 (File No. 333-96861) dated January 18, 2000).

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.19	Master Lease Finance Agreement between the Company and Imperial Bank dated April 8, 1999 (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.20	Form of Indemnity Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.21	Lease Agreement between the Company and MCW Brickyard Commercial, LLC dated October 5, 1999 (incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.22	Master Consulting Services Agreement between the Company and realink.com, Corporation dated September 14, 1999 (incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).
10.23	Lease Agreement between the Company and Riggs & Co. dated February 8, 2000 (incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-1/A (File No. 333-94861) dated March 14, 2000).
10.24	Lease Agreement between the Company and Water Garden Company L.L.C. (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending March 31, 2000).
10.25	Lease Agreement between the Company and Deerfield Holdings, L.P. dated March 12, 2000 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending March 31, 2000).
10.26	Lease Agreement between the Company and MONY/BDP I, L.L.C. dated May 26, 2000 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending June 30, 2000).
10.27	Lease Agreement between the Company and PAC Court Associates, L.P. dated May 16, 2000 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending June 30, 2000).
10.28	Sublease Agreement between the Company and UPS Telecommunications, Inc. dated April 19, 2001(incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending March 31, 2001).
10.29	Sublease Agreement between the Company and iTRACS Corporation dated February 27, 2001 and Addendum to Sublease Agreement between the Company and iTRACS Corporation dated March 5, 2001 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending March 31, 2001).
10.30	Lease Agreement between the Company and Regency Tower LLC dated February 22, 2001 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending June 30, 2001).
10.31	Assignment and Assumption of Lease between the Company, The CIT Group/Equipment Financing, Inc., and Birtcher Arizona, LLC Manager for AmberJack, Ltd. dated July 10, 2001 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending June 30, 2001).

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.32	Assignment and Assumption of Lease between the Company, The CIT Group/Equipment Financing, Inc., and Birtcher Arizona, LLC Manager for AmberJack, Ltd. dated July 10, 2001 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending June 30, 2001).
10.33	Assignment and Assumption of Lease and License Agreement between the Company and K2 Digital, Inc. dated August 1, 2001 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending September 30, 2001).
10.34	Lease Agreement between the Company and Resilient Floor Covering Pension Fund dated September 28, 2001 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending September 30, 2001).
10.35	Separation Agreement and General Release between the Company and David Wirthlin (incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ended September 30, 2001).
10.36	Office Lease between INTEFLUX, Inc. and SOFI-IV SIM Office Investors II, Limited Partnership dated November 1, 2000.
10.37	Standard Building Lease between Winfield Allen, Incorporated and A.H. Root Limited Liability Company dated May 14, 1999.
10.38	Master Transaction Agreement by and among Integrated Information Systems, Inc. and Goliath Networks, Inc., Michael S. Polsky, as Receiver for Goliath Networks, Inc., Mark E. Bakken, and AnchorBank, fsb dated December 21, 2001.
10.39	First Amendment to Master Transaction Agreement by and among Integrated Information Systems, Inc. and Goliath Networks, Inc., Michael S. Polsky, as Receiver for Goliath Networks, Inc., Mark E. Bakken, and AnchorBank, fsb dated January 23, 2002.
10.40	Lease Agreement between the Company and Ross Menard dated January 23, 2002.
10.41	Subordinated Note in the amount of $4,250,000 by the Company to AnchorBank, fsb dated January 25, 2002.
10.42	Selective Business Security Agreement between the Company and AnchorBank, fsb dated January 25, 2002.
10.43	Employment Agreement between the Company and William A. Mahan.
10.44	Employment Agreement between the Company and Mark N. Rogers.
10.45	Integrated Information Systems, Inc. 2002 Broad-Based Stock Incentive Plan.
21	List of Subsidiaries
23.1	Consent of KPMG LLP

INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14(b)    Reports on Form 8-K

Form 8-K filed October 4, 2001 to file as exhibit 99.1 a press release titled "Integrated Information Systems Acquires Certain Assets and Hires the Management and Professional Staff of STEP Technology — An Established Northwest and Intermountain Technology and Business Consulting Firm."
Form 8-K filed November 9, 2001 to file as exhibit 99.1 a press release titled "IIS Reports Third Quarter Results and Reviews Its Growth Strategy During a Downturn."
Form 8-K filed November 19, 2001 to file as exhibit 99.1 a press release titled "Integrated Information Systems Acquires Certain Assets and Hires the Management and Professional Staff of Winfield Allen — An Established Intermountain Technology and Business Consulting Firm."
Form 8-K filed December 27, 2001 to file as exhibit 99.1 a press release titled "IIS Enters Into Agreements to Hire the Management and Professional Staff and Acquire Certain Assets of Goliath Networks."

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2002	INTEGRATED INFORMATION SYSTEMS, INC.

/s/ James G. Garvey, Jr. James G. Garvey, Jr. Chairman of the Board of Directors, Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James G. Garvey, Jr. James G. Garvey, Jr.	Chairman of the Board of Directors, Chief Executive Officer and President	March 27, 2002
/s/ William A. Mahan William A. Mahan	Executive Vice President and Chief Financial Officer	March 27, 2002
/s/ John Blair John Blair	Director	March 27, 2002
/s/ R. Nicholas Loope R. Nicholas Loope	Director	March 27, 2002
/s/ Stephen Brown Stephen Brown	Director	March 27, 2002
/s/ Richard M. Gardner Richard M. Gardner	Director	March 27, 2002