Form 10-Q
period 2002-03-31
INTEGRATED INFORMATION SYSTEMS INC
filed 2002-05-15
CIK 1059421

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                       or

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

     As of March 22, 2002, there were 16,426,642 shares of common stock, $0.001 par value, outstanding.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY



                                TABLE OF CONTENTS


                                                                                                                PAGE
                                                                                                                ----
PART I       FINANCIAL INFORMATION........................................................................       3

      ITEM 1     UNAUDITED FINANCIAL STATEMENTS...........................................................       3

                 Condensed Consolidated Balance Sheets as of March 31, 2002 and
                 December 31, 2001........................................................................       3

                 Condensed Consolidated Statements of Operations for Three
                 Months Ended March 31, 2002 and 2001.....................................................       4

                 Condensed Consolidated Statements of Cash Flows for Three
                 Months Ended March 31, 2002 and 2001.....................................................       5

                 Notes to Condensed Consolidated Financial Statements.....................................       6

      ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS......................................................      10

      ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK..............................................................................      15


PART II      OTHER INFORMATION............................................................................      22


      ITEM 1     LEGAL PROCEEDINGS........................................................................      22

      ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K.........................................................      22


SIGNATURES  ..............................................................................................      23

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                             March 31,       December 31,
                                                                               2002              2001
                                                                               ----              ----
                                                                                    (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents........................................          $  1,861          $   5,235
  Restricted cash..................................................               898              1,125
  Accounts receivable, net of allowance of $3,944 and $6,830,
       at March 31, 2002 and December 31, 2001, respectively.......             5,752              4,688
  Unbilled revenues on contracts...................................               135                174
  Prepaid expenses and other current assets........................               340                550
                                                                             --------          ---------
          Total current assets.....................................             8,986             11,772
Property and equipment, net........................................             7,051              8,018
Goodwill...........................................................             7,937              3,187
Other assets.......................................................               949              1,402
                                                                             --------          ---------
                                                                             $ 24,923          $  24,379
                                                                             ========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses............................          $  9,742          $   7,476
  Current installments of capital lease obligations................             2,870              3,253
  Deferred revenues on contracts...................................               945                750
                                                                             --------          ---------
          Total current liabilities................................            13,557             11,479

Note payable to bank...............................................             4,695                 --
Other non-current liabilities......................................             1,510                 --
Capital lease obligations, less current installments...............               652                902
                                                                             --------          ---------
          Total liabilities........................................            20,414             12,381

Commitments and contingencies
Shareholders' equity:
   Common stock, $.001 par value, authorized 100,000,000
       shares, issued and outstanding 16,550,688 at
       at March 31, 2002 and December 31, 2001.....................                16                 16
    Additional paid-in capital.....................................            94,154             94,154
    Accumulated deficit............................................           (84,321)           (76,836)
    Accumulated other comprehensive loss...........................               (58)               (54)
                                                                             --------          ---------
                                                                                9,791             17,280
    Treasury stock, at cost, 4,951,800 shares at March 31, 2002
       and December 31, 2001.......................................            (5,282)            (5,282)
                                                                               -------            -------
          Total stockholders' equity...............................             4,509             11,998
                                                                             --------          ---------

                                                                             $ 24,923          $  24,379
                                                                             ========          =========


     See accompanying notes to condensed consolidated financial statements.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                  2002            2001
                                                                                  ----            ----
                                                                                      (Unaudited)


         Revenues.............................................................  $  8,267        $ 10,507
         Cost of revenues.....................................................     6,232           9,381
                                                                                --------        --------

                   Gross profit...............................................     2,035           1,126
                                                                                --------        --------

         Operating expenses:
            Selling and marketing.............................................     1,054           1,451
            General and administrative........................................     5,645           8,278
            Asset impairments and restructuring charges.......................     2,751              --
                                                                                --------        --------

                   Total operating expenses...................................     9,450           9,729
                                                                                --------        --------

                   Loss from operations.......................................    (7,415)         (8,603)

         Interest income (expense), net.......................................       (70)            384
                                                                                ---------       --------
         Loss before income taxes.............................................    (7,485)         (8,219)
         Provision for income taxes...........................................        --              --
                                                                                --------        --------

                   Net loss...................................................  $ (7,485)       $ (8,219)
                                                                                ========        ========

         Loss per share:
            Basic and diluted.................................................  $   (.45)       $   (.40)
                                                                                ========        ========
         Weighted average common shares outstanding...........................    16,551          20,497
                                                                                ========        ========


     See accompanying notes to condensed consolidated financial statements.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    Three Months Ended
                                                                         March 31,
                                                                   2002              2001
                                                               ------------      -----------
                                                                        (Unaudited)
  Cash flows from operating activities:
    Net loss...............................................       $ (7,485)        $ (8,219)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization.......................          1,228            2,458
       Asset impairments and restructuring charges.........          2,751               --
       Increase in allowance for doubtful accounts.........            496              500
       Change in assets and liabilities, net of acquisition:
         Accounts receivable...............................           (670)            (207)
         Income tax receivable.............................             --               94
         Unbilled revenues on contracts....................             39              341
         Prepaid expenses and other current assets.........            210             (178)
         Other assets......................................              9             (280)
         Accounts payable and accrued expenses.............          1,099             (576)
         Deferred revenues on contracts....................            116             (179)
                                                                  --------         ---------

            Net cash used in operating activities..........         (2,207)          (6,246)
                                                                  --------         ---------

  Cash flows from investing activities:
    Capital expenditures...................................          (415)             (851)
    Proceeds from disposition of assets....................            58                --
    Cash paid for acquisition..............................          (400)               --
                                                                  --------         ---------

            Net cash used in investing activities..........          (757)             (851)
                                                                  --------         ---------

  Cash flows from financing activities:
    Restricted cash........................................            227           (1,690)
    Repayments of capital lease obligations................           (633)          (1,098)
    Repurchase of common stock.............................             --             (795)
                                                                  --------         ---------

            Net cash used in financing activities..........           (406)          (3,583)
                                                                  --------         ---------

  Effect of exchange rate on cash..........................             (4)             (11)
                                                                  --------         ---------

  Decrease in cash and cash equivalents....................         (3,374)         (10,691)
  Cash and cash equivalents, at beginning of period........          5,235           46,541
                                                                  --------         ---------

  Cash and cash equivalents, at end of period..............       $  1,861         $ 35,850
                                                                  ========         ========


     See accompanying notes to condensed consolidated financial statements.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Integrated Information Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

We operate in a highly competitive, consolidating market. The information technology services industry has experienced rapid growth followed by rapid and significant contraction over a relatively short economic cycle. Our rapid growth phase required significant investments in infrastructure, facilities, computer and office equipment, human resources and working capital in order to meet perceived demand. Since the third quarter of 2000, the market for our services has changed and declined significantly.

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We incurred negative cash flows from operations for each of the three years ended December 31, 2001 and for the three months ended March 31, 2002. The Company also has an accumulated deficit of $84,321,000 through March 31, 2002. Management has responded to these changes by closing unprofitable offices, reducing staff in remaining offices and recording expenses and charges associated with impairments on assets and idle facilities. We continue to closely monitor staff utilization and other operating expenses in order to improve cash flow from operations. Our management believes that cash receipts may be accelerated through accounts receivable-backed financing to support growth opportunities, support working capital needs and address unanticipated contingencies. Additional needed financing may not be available on terms favorable to us, if at all. If we are unable to raise additional capital and significantly reduce operating losses, our business activities may be significantly curtailed. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to long-term service contracts, bad debts, intangible assets, income taxes, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We recognize revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion.

Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We recorded goodwill and other intangible assets from acquisitions during 2001 and 2002. We review the acquired businesses on a periodic basis to determine that projected cash flows are deemed adequate to support the value of goodwill and other intangible assets. Future adverse changes in market conditions or poor operating results could result in an inability to recover the carrying value of the investment that may not be reflected in the current carrying value of the intangible assets, thereby possibly requiring an impairment charge in the future.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

We recorded accruals for the estimated future cash expenditures required from closing vacated offices and disposal of leases for unused equipment. The accruals include estimates of future rent payments and settlements until the obligations are canceled. Should actual cash expenditures differ from our estimates, revisions to the estimated liability for closing vacated offices and terminating leases would be required.

We evaluate the requirement for future cash expenditures resulting from contingencies and litigation. We record an accrual for contingencies and litigation when exposures can be reasonably estimated and are considered probable. Should the actual results differ from our estimates, revisions to the estimated liability for contingencies and litigation would be required.

3. Revenue Recognition

We recognize revenue when each of the following four criteria are met:

     o    Persuasive evidence of an arrangement exists;

     o    Delivery has occurred or services have been rendered;

     o    The seller's price to the buyer is fixed or determinable; and

     o    Collectibility is reasonably assured.

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

In 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) concluded that reimbursements for "out of pocket" expenses should be classified as revenue and, correspondingly, cost of services, in the income statement. The new accounting treatment is applicable to us in the first quarter 2002 and requires that comparative financial statements for prior periods be reclassified in order to ensure consistency for all periods presented. Accordingly, in the attached statements of operations, we included revenues and cost of sales from the reimbursements of expenses incurred of $206,000 and $70,000 for the quarters ended March 31, 2002 and 2001, respectively.

4. Acquisitions

In order to more effectively address the rapidly changing and declining IT services market, in 2001 we developed and began implementing an aggressive growth strategy focused on acquiring like-minded peer consultancies. The acquisition target companies ideally have leading competitive positions in regional and vertical markets, a proven track record of providing Microsoft-based solutions, a booked backlog of project work for premier clients, managers in place who are capable of leading a regional division for the Company, a working culture and ethic similar to ours and are owned by consultants who remain active in the business.

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

On January 25, 2002, we completed a series of transactions with Goliath Networks, Inc. ("Goliath"), a Madison, Wisconsin-based information technology consultancy. In that transaction, 81 management and consulting personnel of Goliath were hired, certain related assets acquired and the leased office space of Goliath in Madison and Milwaukee, Wisconsin was assumed. In the preliminary purchase price allocation, $4,750,000 was recorded as goodwill and intangibles. The transaction was paid for with a combination of cash payments totaling $400,000, the issuance of a note payable for $4,250,000 to a bank and the assumption of certain liabilities. The amount of the note increased approximately $445,000, as we purchased some of Goliath's accounts receivables. The note payable bears interest at 7% per year. Payments on the note are interest only for the first year. Principal and interest payments for the second, third and fourth years will be based on a ten-year amortization schedule. The unpaid principal will be paid in full at the end of the fourth year. The note payable is collateralized by computer equipment and office equipment owned by the Company.

As part of these acquisitions, intangible assets totaling $607,000 were acquired consisting of non-compete agreements of $250,000 and employee agreements of $357,000. The intangible assets originating from employee agreements will be amortized over their contractual lives, which are generally five years. The intangible assets arising from the non-compete agreements will be amortized over their contractual lives, which are generally less than one year. The total goodwill recorded for these five acquisitions total $7,937,000, which includes acquisition related costs of approximately $123,000. It is estimated that most of this goodwill will be deductible for tax purposes, subject to the utilization of the Company's net operating losses.

In connection with these acquisitions, we acquired accounts receivable of $1,305,000 and fixed assets of $471,000. The Company issued 507,108 shares of common stock valued at $365,000.

Our financial statements reflect the results of operations for each acquisition from the transaction date. The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisitions of K2, STEP, INTEFLUX, Winfield Allen and Goliath had been completed as of January 1, 2001 (amounts in thousands, except per share amounts):

                                                      Three Months Ended
                                                          March 31,
                                                      2002          2001
                                                      ----          ----
                                                         (unaudited)
        Revenues                                   $9,033        $21,406
        Operating losses                           (7,352)       (11,074)
        Net loss                                   (7,475)       (11,040)
        Net loss per share                           (.45)          (.53)

The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had been completed as of January 1, 2001. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

5. Asset Impairments and Restructuring Charges

During 2001, we recorded asset impairments and restructuring charges totaling $14,882,000. These charges were attributable to a $9,191,000 charge in the second quarter related to underutilized computer equipment and leasehold improvements at our data center used for application outsourcing services and a $5,691,000 charge in the fourth quarter for expenses incurred in connection with the closing and consolidating of six office locations and abandoned leasehold improvements in an unoccupied seventh location. The charge for closing and consolidating offices consisted of an impairment charge totaling $3,556,000 and an accrual for future cash expenditures, primarily rent-related obligations offset by estimated future sublease income, totaling $2,135,000. These charges were included in our operating expenses for the fourth quarter of 2001.

During the first quarter of 2002, commercial real estate markets in some areas were weaker than we anticipated. As a result, we do not anticipate subleasing certain closed office locations as quickly or at rates as high as originally anticipated. Accordingly, we re-evaluated our accrual for future cash expenditures for closed office locations. In addition, we executed a series of cost control initiatives to close and consolidate three additional office locations. These activities resulted in asset impairments and restructuring charges totaling $2,751,000 for the first quarter of 2002. The charges consisted of an increase in the accrual to terminate and exit closed facilities totaling $1,108,000, an accrual totaling $1,039,000 for future cash expenditures attributable to closing and consolidating three office locations, impairment charges to fixed assets totaling $482,000 and impairment charges to rent deposits totaling $122,000.

As of March 31, 2002, we had accrued liabilities for the future cash expenditures attributable to these restructuring charges totaling $3,433,000. Of this obligation, $1,923,000 is classified as current accounts payable and accrued liabilities and $1,510,000 is classified as other non-current liabilities.

6. Reclassifications

Certain reclassifications have been made to the prior year's condensed consolidated financial statement amounts to conform to the current year presentations.

7. Restricted Cash

In October 1999, we signed a lease for a new 71,000 square foot headquarters facility to be constructed as part of a multi-tenant, mixed-use property in Tempe, Arizona. In March and May 2001, we deposited a total of $2,500,000 into a construction escrow account. Through December 31, 2001 and March 31, 2002, $2,091,000 of the restricted cash had been used to fund the build-out of tenant improvements at the new facility. In December 2001, in accordance with provisions of the lease, we terminated our lease for this facility based on construction delays. See additional information under the caption "Legal Proceedings" in Part II, Item 1. No additional amounts are expected to be spent from the escrow account, and we are currently attempting to recover costs invested in this facility and the construction escrow account balance of approximately $409,000.

In June 2001, we deposited $1,000,000 into a restricted certificate of deposit account. The funds in this account serve as collateral against various letters of credit totaling $1,000,000. During the fourth quarter of 2001 and the first quarter of 2002, $300,000 and $227,000, respectively, was used in connection with our closure of excess office space.

8.  Net Loss Per Share

The following table sets forth the computation of shares used in computing basic and diluted net loss per share (in thousands, except per share amounts):


                                                    Three Months Ended March 31,
                                                      2002             2001
                                                      ----             ----

     Net loss                                       $ (7,485)        $ (8,219)
                                                    ========         ========

     Weighted average outstanding common shares       16,551           20,497
     Effect of dilutive securities:
          Stock options and warrants                       6              205
          Antidilutive effect of securities               (6)            (205)
                                                    --------         --------
     Weighted average and common equivalent
     shares outstanding                               16,551           20,497
                                                    ========         ========
     Loss per share:
           Basic and diluted                        $   (.45)        $   (.40)
                                                    ========         ========


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

We have operated at a loss for each of the last four years and those losses continue into the first quarter of the current year. The losses, combined with the current market for IT services, raise substantial doubt about our ability to continue as a going concern. We are reducing our operating expenses in order to improve cash flow from operations. Our management believes that cash receipts may be accelerated through accounts receivable-backed financing to support growth opportunities, support working capital needs and address unanticipated contingencies. Additional needed financing may not be available on terms favorable to us, if at all. If we are unable to raise additional capital and significantly reduce operating losses, our business activities may be significantly curtailed.

We derive our revenues primarily from the delivery of professional services. We offer our services to clients under time and materials contracts or under fixed fee contracts. For time and material projects, we recognize revenues based on the number of hours worked by consultants at a rate per hour agreed upon with our clients. We recognize revenues from fixed-price contracts on a percentage-of-completion method based on project hours worked. The percentage of our revenues from fixed fee contracts was approximately 32% in the first quarter of 2002 and 2% in first quarter of 2001. We provide our application outsourcing services for a minimum monthly fee and charge extra fees for services that exceed agreed-upon parameters. Revenues from these services are recognized as services are provided. Revenues for services rendered are not recognized until collectibility is reasonably assured.

Our cost of revenues consists primarily of employee compensation and benefits. Selling and marketing expenses consist primarily of compensation and benefits, and the costs of marketing programs. General and administrative expenses consist primarily of compensation and benefits for our executive management and our finance, administration, information technology, and human resources personnel. General and administrative expenses also include research and development expense, depreciation, bad debt expense and operating expenses such as rent, insurance, telephones, office supplies, travel, outside professional services, training, and facilities costs.

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

On January 25, 2002, we completed a series of transactions to hire the executive management and key professional staff and acquire certain related assets of Goliath Networks, Inc. ("Goliath"), a Madison, Wisconsin-based information consulting and services firm. In that transaction, we hired 81 management and consulting personnel of Goliath, acquired certain related assets, and assumed the leased office space of Goliath in Madison and Milwaukee, Wisconsin. The transaction was paid for with a combination of cash and issuance of a promissory note.

RESULTS OF OPERATIONS

REVENUES. Revenues decreased 21% to $8.3 million for the three months ended March 31, 2002, compared to $10.5 million in the same period of 2001. Revenues from our largest customer were approximately $0.8 million for the first three months of 2002 compared with approximately $3.0 million for the first three months of 2001. Reductions in billed hours resulted in a decrease in revenues of approximately $2.5 million for the first three months of 2002 compared to the comparable period of 2001. This decrease was partially offset by an increase in average hourly bill rates, which contributed approximately $0.3 million of additional revenue for the first three months of 2002 compared to the same period of 2001.

COST OF REVENUES. Cost of revenues decreased 34% to $6.2 million for the three months ended March 31, 2002, compared to $9.4 million for the same period of 2001. As a percentage of revenue, cost of revenues were 75% in the three months ended March 31, 2002, compared to 89% for the same period in 2001. This decrease was due primarily to reductions in project staffing as a result of better utilization of staff. Additionally, we incurred less depreciation expense for our data center during the first quarter of 2002 as compared to the first quarter of 2001 due to the write-down of underutilized computer equipment and leasehold improvements which resulted in a $9.2 million charge in the second quarter of 2001.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 27% to $1.1 million for the three months ended March 31, 2002, compared to $1.5 million for the same period of 2001. The decrease was due primarily to reductions of dedicated sales and marketing personnel and decreases in spending for advertising and promotion for the first three months of 2002, compared to the same period of 2001. As a percentage of revenues, selling and marketing expenses decreased to 13% in the first three months of 2002 from 14% for the same period of 2001 due to our continued focus on cost reductions.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 33% to $5.6 million for the three months ended March 31, 2002, compared to $8.3 million for the same period of 2001. The decrease was primarily attributable to reductions in general and administrative personnel and facility rent expense and depreciation expense from closed offices. As a percentage of revenues, general and administrative expenses decreased to 69% for the three-month period ended March 31, 2002, from 79% for the same periods of 2001 due to the Company's continued focus on cost reductions.

ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES. During 2001, we recorded asset impairments and restructuring charges totaling $14.9 million. These charges were attributable to a $9.2 million charge in the second quarter related to underutilized computer equipment and leasehold improvements at our data center and a $5.7 million charge in the fourth quarter for expenses incurred in connection with the closing and consolidating of six office locations and abandoned leasehold improvements in an unoccupied seventh location. The charge for closing and consolidating offices consisted of an impairment charge totaling $3.6 million and an accrual for future cash expenditures, primarily rent-related obligations offset by estimated future sublease income, totaling $2.1 million. These charges were included in our operating expenses for the fourth quarter of 2001.

During the first quarter of 2002, commercial real estate markets in some areas were weaker than we anticipated. As a result, we do not anticipate subleasing certain offices as quickly or at rates as high as originally anticipated. Accordingly, we re-evaluated our accrual for six closed offices and executed a series of cost control initiatives closing an additional three offices. These actions resulted in asset impairments and restructuring charges totaling $2.8 million. The charges consisted of an increase in the accrual to terminate and exit closed facilities totaling $1.1 million, an accrual totaling $1.0 million for future cash expenditures attributable to closing and consolidating three office locations, an impairment charge to fixed assets totaling $0.5 million and an impairment charge to rent deposits totaling $0.1 million. These charges are included in our operating expenses for the first quarter of 2002.

INTEREST INCOME (EXPENSE), NET. We incurred interest expense, net of interest income totaling $70,000 for the three months ended March 31, 2002 compared to interest income, net of interest expense of $384,000 for the same period of 2001. The change was attributable to less cash available for investment during the first quarter of 2002 as compared to the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations and investments in property and equipment through cash generated from operations, capital lease financing arrangements, bank borrowings, and equity financings. In January 2000, we raised $20.2 million, before expenses of $0.8 million, through a private placement of Series C preferred stock to institutional and other accredited investors. In March and April 2000, we raised an additional $67.5 million (net of underwriting discounts and other offering expenses) through an initial public offering of 4,945,000 shares of the Company's common stock.

We operate in a highly competitive market. The information technology services industry has experienced rapid growth followed by rapid and significant contraction over a relatively short economic cycle. Our rapid growth phase required significant investments in infrastructure, facilities, computer and office equipment, human resources and working capital in order to meet perceived demand. Since the third quarter of 2000, the market for our services has changed and declined significantly. We incurred negative cash flows from operations for each of the three years ended December 31, 2001 and for the three months ended March 31, 2002. These factors, among other things, raise substantial doubt about our ability to continue as a going concern.

As a result of our negative cash flows, we delayed making payments to many of our vendors. We are in default of certain operating and capital lease provisions for failure to make timely payment. We have received several default notices during 2002. The notices relate primarily to facility lease commitments for closed offices and capital lease commitments for computer equipment, office equipment and office furniture.

Our management is pursuing various options in order to provide necessary financing. Plans to resolve near term cash flow issues include the following:

     o    Restructuring the terms and payments of facility and equipment leases;

     o Negotiating a new line of credit through accounts receivable backed financing;

     o    A private placement of equity financing; and

     o    Projected improvement of operating results.

The projected improvement of operating results includes closing unprofitable offices that could not become profitable in the near term and reducing staff in remaining offices. We continue to reduce operating expenses and believe that the actions taken will improve cash flow from operations.

We believe if we can finalize the financing alternatives that we are pursuing, together with projected improvement in operating results for 2002, we will generate sufficient resources to ensure uninterrupted performance of our operating obligations. Our continuance as a going concern is dependent upon our ability to generate sufficient cash flow to meet obligations in a timely manner, to obtain additional financing as required and ultimately to attain profitability. There can be no assurance, however, that these sources will be available to us on acceptable terms or when necessary, or that we will be successful in our efforts to improve our operating results.

At March 31, 2002, we had approximately $1.9 million in cash and cash equivalents and a deficiency of working capital of approximately $4.6 million, as compared to $5.2 million in cash and cash equivalents and $0.3 million in working capital at December 31, 2001.

For the quarters ended March 31, 2002 and 2001, net cash used in operating activities was $2.2 million and $6.2 million, respectively. Cash used in operating activities in each of these periods was the result of net losses, adjusted for non-cash items primarily related to depreciation and amortization, non-cash asset impairment and restructuring charges and fluctuations in accounts receivable, prepaid expenses and other current assets, and accounts payable and accrued expenses.

For the quarters ended March 31, 2002 and 2001, net cash used in investing activities was $0.8 million and $0.9 million, respectively. During the first quarter of 2002, the Company paid $0.4 million in cash to acquire the assets of another company. Cash used for the purchases of computer equipment, furniture and leasehold improvements to support growth in our infrastructure during the three months ended March 31, 2002 and 2001 totaled $0.4 million and $0.9 million, respectively.

For the quarter ended March 31, 2002, net cash used in financing activities was $0.4 million, compared to net cash used in financing activities for the quarter ended March 31, 2001 of $3.6 million. During the first quarter of 2002, net repayments of capital lease obligations totaled approximately $0.6 million. We also used $0.3 million of our restricted cash during the first three months of 2002 in connection with the Company's closure of excess office space. For the quarter ended March 31, 2001 we repurchased 760,400 shares of our common stock for approximately $0.8 million and allocated $1.7 million to restricted cash. Our net repayments of capital lease obligations totaled approximately $1.1 million for the same period.

Non-cash investing and financing activities for the quarter ended March 31, 2002 consisted of the issuance of a note payable to a bank of approximately $4.7 million. Non-cash investing and financing activities for the quarter ended March 31, 2001 consisted of new capital lease obligations for property and equipment of $0.2 million.

As of March 31, 2002, we had a note payable to a bank for approximately $4.7 million issued in connection with an acquisition. The note payable bears interest at 7% per year. Payments on the note are interest only for the first year. Principal and interest payments for the second, third and fourth years will be based on a ten-year amortization schedule. The unpaid principal will be paid in full at the end of the fourth year. The note payable is collateralized by computer equipment and office equipment owned by the Company.

As of March 31, 2002, we had a master lease agreement to finance computer equipment with Comerica Bank - California, as successor to Imperial Bank. The master lease agreement has an implied interest rate of approximately 10.5%. As of March 31, 2002, approximately $0.8 million was outstanding under this master lease agreement. The equipment schedules under the master lease agreement expire on various dates through July 2003. During the first quarter of 2002, we began negotiating a settlement of one schedule nearing completion and began delaying payments on the other equipment schedules under the lease. Concurrently, as part of our company-wide efforts to restructure the terms and payments of facility and equipment leases and reduce our overall operating cost structure, we initiated efforts to renegotiate or settle all of the remaining lease payments. In April 2002, we received a demand from Comerica for approximately $214,000 for late payments. We are continuing our efforts to renegotiate or settle the future equipment lease payments, but no assurance can be given that we will be successful in reducing the equipment lease payments.

In June 2001, we deposited $1.0 million into a restricted certificate of deposit account. The funds in this account serve as collateral against various letters of credit. During the fourth quarter of 2001 and the first quarter of 2002, $0.3 million and $0.2 million, respectively, were drawn down to pay current and future lease obligations.

RECENTLY ISSUED FINANCIAL STANDARDS

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

We have recorded $7.9 million of goodwill relating to the five acquisitions completed after the effective date of SFAS 141, and there has been no amortization expense recorded in the accompanying financial statements. Our management performs comprehensive evaluations of the financial performance for each acquired business. These financial evaluations review actual financial performance, compare performance against budgeted and forecasted expectations and update the future projections of each business at least monthly. Management will continue to evaluate the financial results of the acquired businesses. SFAS 142 also requires us to complete a transitional goodwill impairment test on or before June 30, 2002. We are in the process of completing this analysis.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived assets and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The provisions of SFAS 143 were effective for us on January 1, 2002 and are to be applied prospectively. The adoption of SFAS 143 did not have a material impact on our consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) that addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. While SFAS 144 supercedes Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes certain provisions of ABP Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of SFAS 144 were effective for us on January 1, 2002 and are to be applied prospectively. The adoption of SFAS 144 did not have a material impact on our consolidated financial statements.

In November 2001, the Emerging Issues Task Force of the FASB concluded that reimbursements for "out of pocket" expenses should be classified as revenue and, correspondingly, cost of services, in the income statement. The new accounting treatment is applicable to IIS in the first quarter 2002 and requires that comparative financial statements for prior periods be reclassified in order to ensure consistency for all periods presented. Accordingly, in the attached statements of operations, we included revenues from the reimbursements of expenses incurred of $206,000 and $70,000 for the quarters ended March 31, 2002 and 2001, respectively.


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

THE COMPANY IS SEEKING ADDITIONAL CAPITAL WHICH, IF NOT AVAILABLE TO US, WOULD ALTER OUR BUSINESS PLAN AND LIMIT OUR ABILITY TO ACHIEVE GROWTH IN REVENUES AND WHICH, IF AVAILABLE AND RAISED, WOULD DILUTE YOUR OWNERSHIP INTEREST IN US.

We incurred negative cash flows from operations in 2001 and continue to do so in 2002. Although we believe that we have sufficient cash to fund existing operations for the balance of the year, we are pursuing sources of working capital. We may need to raise additional funds through public or private equity or debt financings in order to:

     o address working capital needs if collection of accounts receivable declines;

     o    take advantage of acquisition or expansion opportunities;

     o    develop new services; or

     o    address unanticipated contingencies.

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

We had a net loss of approximately $7.5 million for the first quarter of 2002, a net loss of approximately $49.4 million for the year ended December 31, 2001, a net loss of $25.4 million for the year ended December 31, 2000 and a net loss of approximately $1.4 million for the year ended December 31, 1999. We expect to continue to incur losses during 2002. If we do not achieve revenue growth, and are not able to reduce our obligations for equipment and facilities that we no longer need or use, we could experience operating losses greater than already anticipated or for periods after 2002. These losses or any fluctuation in our operating results could cause the market value of our common stock to decline further.

IF WE ARE UNABLE TO MAINTAIN A NASDAQ NATIONAL MARKET LISTING OR TRANSFER TO NASDAQ SMALLCAP MARKET LISTING, OUR COMMON STOCK MAY BECOME EVEN MORE ILLIQUID AND THE VALUE OF OUR SECURITIES MAY DECLINE FURTHER.

On May 2, 2002, we filed an application to transfer the listing of our common stock from The Nasdaq National Market to The Nasdaq SmallCap Market. If our transfer application is not approved, we may appeal the decision. If we do not appeal or if the appeal is not successful, Nasdaq will delist our common stock. If this occurs, our common stock will likely trade in the over-the-counter market on the National Association of Securities Dealers' OTC Bulletin Board or in the so-called "pink sheets" maintained by Pink Sheets LLC.

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

A key component of our business strategy is to acquire like-minded peer consultancies in geographic areas where we do not currently have a strong presence. We also seek acquisition opportunities, without focusing on increasing our geographic diversity, if there is an opportunity to strengthen a current service offering or add a service offering which complements our current service offerings. During 1999 and 2000, we tried to grow revenues, and ultimately achieve profitability, by opening and equipping regional offices in various locations across the United States. Many of the regional offices were opened shortly before significant market contraction, did not contribute significant revenues and were not profitable. Since the third quarter of 2001, we have closed and consolidated six regional offices and have undertaken to restructure the terms and payments of facility and equipment leases and reduce our overall operating cost structure.

As acquisitions often involve a number of the same risks as opening offices in new markets, we may not be able to operate profitably. The risks of our acquisition strategy include retaining clients, retaining key employees, incurring higher than anticipated transaction expenses and other unexpected expenses and diverting management's attention from daily operations of our business. If we do not implement this strategy successfully, we may incur increased operating expenses without increased revenues, which could materially harm our operating results and stock price.

WE RELY ON A SMALL NUMBER OF CLIENTS FOR MOST OF OUR REVENUES AND OUR REVENUES WILL DECLINE SIGNIFICANTLY IF WE CANNOT RETAIN OR REPLACE, OR IF WE EXPERIENCE COLLECTION PROBLEMS FROM, THESE CLIENTS.

We derive, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. One customer, Goodman Manufacturing Company, accounted for 10% of our revenue for the three months ended March 31, 2002. Two customers, American Express and NCS Pearson, accounted for 22% and 12%, respectively, of our revenue during 2001, and two customers, American Express and PartsAmerica.com, Inc., accounted for 24% and 10%, respectively, of our revenue during 2000.

Virtually all of our client contracts may be canceled by the client after a short notice period and without economic penalty. Clients remain responsible to us for fees we earn through the date of contract termination unless a valid offset exists. Revenues from specific clients are likely to vary from period to period. A major client in one year may not use our services in a subsequent year. Our two largest clients in 2001 were not our largest clients in the fourth quarter of 2001, and each will likely represent a smaller percentage of our 2002 revenues. Revenue from American Express will likely decline both overall and as a percentage of revenue as a result of their decision to outsource daily management of many of their IT functions to another larger vendor. The loss of a large client or project in any period could result in a decline in our revenues and profitability from period to period and cause significant and sudden declines or fluctuations in the market value of our common stock. In addition, because a large portion of our receivables relate to a limited number of clients and large projects, write-offs attributable to one or a few of these clients or projects could exceed our allowance for doubtful accounts and significantly harm our operating results.

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

WE MAY INCUR GREATER THAN ANTICIPATED EXPENDITURES RELATING TO CLOSING AND CONSOLIDATING OFFICES, WHICH WOULD REQUIRE US TO EXPEND LIMITED FINANCIAL RESERVES AND ADVERSELY IMPACT OUR LIQUIDITY.

During 2001, we recorded asset impairments and restructuring charges totaling $14.9 million attributable to underutilized computer equipment and leasehold improvements at our data center and to expenses incurred in connection with the closing and consolidating of six office locations and abandoned leasehold improvements in an unoccupied seventh location. The charge for closing and consolidating offices consisted of an impairment charge and an accrual for future cash expenditures, primarily rent-related obligations offset by estimated future sublease income. In the first quarter of 2002, we have accrued approximately $1.1 million for future cash expenditures relating to closing and consolidating offices, in addition to the charges previously accrued. In the first quarter of 2002, we have also recorded $1.7 million of asset impairment and restructuring charges for future cash expenditures attributable to closing and consolidating additional office locations, an impairment charge to fixed assets and an impairment charge to rent deposits. The $2.8 million in charges are included in our operating expenses for the first quarter of 2002. The actual future expenditures related to closing and consolidating offices may be greater than our accrual, and, in that event, the additional expenses will reduce earnings and cash for operations in future periods. Any such reduction will adversely impact our liquidity, operating results and common stock price.

OUR RESULTS OF OPERATIONS MAY VARY FROM QUARTER TO QUARTER IN FUTURE PERIODS AND, AS A RESULT, WE MAY NOT MEET THE EXPECTATIONS OF OUR INVESTORS AND ANALYSTS, WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE OR DECLINE.

Our revenues and results of operations have fluctuated significantly in the past and could fluctuate significantly in the future. We incurred a net loss of $7.5 million in the first quarter of 2002 and net losses of $8.2 million, $20.0 million, $8.8 million and $12.5 million in the first, second, third, and fourth quarters of 2001, respectively.

Our results may fluctuate due to the factors described in this Form 10-Q, as well as: the loss of or failure to replace any significant clients; variation in demand for our services; higher than expected bad debt write-offs; changes in the mix of services that we offer; and variation in our operating expenses.

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

Many of our engagements involve the delivery of information technology services that are critical to our clients' businesses. Any defects or errors in these services or failure to meet clients' specifications or expectations could result in: delayed or lost revenues due to adverse client reaction; requirements to provide additional services to a client at no or a limited charge; refunds of fees for failure to meet obligations; negative publicity about us and our services; and claims for substantial damages against us.

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

Although we provide consulting services primarily on a time and materials compensation basis, approximately 32% of our consulting revenue was derived from fixed-price, fixed-time engagements during the three months ended March 31, 2002, 14% of our consulting revenue was derived from fixed-price, fixed-time engagements in 2001, and approximately 5% of revenues were derived from fixed-price, fixed-time engagements in 2000. The percentage of our revenues derived from fixed-price, fixed time engagements may increase in the future, as influenced by changes in demand and market conditions. Our failure to accurately estimate the resources required for a fixed-price, fixed-time engagement or our failure to complete our contractual obligations in a manner consistent with our projections or contractual commitments could harm our overall profitability and our business. From time to time, we have been required to commit unanticipated additional resources to complete some fixed-price, fixed-time engagements, resulting in losses on these engagements. We believe that we may experience similar situations in the future. In addition, we may negotiate a fixed price for some projects before the design specifications are finalized, resulting in a fixed price that is too low and causing a decline in our operating results.

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

WE MAY NOT BE SUCCESSFUL IN RETAINING OUR CURRENT TECHNOLOGY ALLIANCES OR ENTERING INTO NEW ALLIANCES, WHICH COULD HAMPER OUR ABILITY TO MARKET OR DELIVER SOLUTIONS, NEEDED OR DESIRED BY OUR CLIENTS, AND LIMIT OUR ABILITY TO INCREASE OR SUSTAIN OUR REVENUES AND ACHIEVE OR MAINTAIN PROFITABILITY.

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

Although our industry experienced significant consolidation in 2001 and continues to do so in 2002, the business areas in which we compete remain intensely competitive and subject to rapid change. We expect competition to continue and to intensify. Our competitors currently fall into several categories and include a range of entities providing both general management and information technology consulting services and Internet services. Many of our competitors have longer operating histories, larger client bases, and greater brand or name recognition, as well as greater financial, technical, marketing, and public relations resources. Our competitors may be able to respond more quickly to technological developments and changes in clients' needs. Further, as a result of the low barriers to entry, we may face additional competition from new entrants into our markets. We do not own any technologies that preclude or inhibit competitors from entering the general business areas in which we compete. Existing or future competitors may independently develop and patent or copyright technologies that are superior or substantially similar to our technologies, which may place us at a competitive disadvantage. All of these factors could lead to competitors winning new client engagements for which we compete. If this occurs, our ability to generate increased revenues may be limited and we may not achieve profitability.

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

We attempt to retain significant ownership or rights to use our internally developed software applications which we can market and adapt through further customization for other client projects. Under some of our client contracts, all of our project developments are the property of the client and we have no right or only limited rights to reuse or provide these developments in other client projects. To the extent that we are unable to negotiate contracts, which permit us to reuse code and methodologies, or to the extent that we have conflicts with our clients regarding our ability to do so, we may be unable to provide services to some of our clients within price and timeframes acceptable to these clients.

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

OUR STOCK REPURCHASE PLAN MAY ADVERSELY AFFECT THE TRADING VOLUME AND LIQUIDITY OF OUR COMMON STOCK AND COULD CAUSE OUR STOCK PRICE TO DECLINE.

In December 2000, our board authorized a stock repurchase plan which authorized us to purchase up to $2 million of our common stock on the open market in compliance with applicable SEC regulations. In August 2001, our board authorized an increase in the maximum amount from $2 million to $7 million. During 2001, we repurchased 4,951,800 shares of our common stock at a cost of approximately $5.3 million. We currently have no plans to repurchase additional shares of our common stock. However, if we do repurchase more shares of our common stock under this plan, the number of shares of our common stock outstanding will decrease. This decrease would likely reduce the trading volume of our common stock, adversely impacting the liquidity and value of our common stock.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

During July and August 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our current and former officers and directors (the "Individual Defendants") and the members of the underwriting syndicate involved in our initial public offering (the "Underwriter Defendants"). All four lawsuits have been transferred to Judge Scheindlin for coordination with more than 300 similar cases. The suits generally allege that: (1) the Underwriter Defendants allocated shares of our initial public offering to their customers in exchange for higher than standard commissions on transactions in other securities; (2) the Underwriter Defendants allocated shares of our initial public offering to their customers in exchange for the customers' agreement to purchase additional shares of our common stock in the after-market at pre-determined prices; (3) we and the Individual Defendants violated section 10(b) of the Securities Exchange Act of 1934 and/or section 11 of the Securities Act of 1933; and (4) the Individual Defendants violated section 20 of the Securities Exchange Act of 1934 and/or section 15 of the Securities Act of 1933. The plaintiffs seek unspecified compensatory damages and other relief. We have sought indemnification from the underwriters of our initial public offering. The plaintiffs filed a consolidated amended complaint in April 2002. We believe that the claims against us are unfounded and without merit and intend to vigorously defend this matter.

In December 2001, we terminated a lease with MCW Brickyard Commercial, L.LC. ("MCW") for new office space at 699 South Mill Avenue in Tempe, Arizona as a result of MCW's failure to deliver the leased premises in a timely manner and filed suit against MCW in Superior Court in Maricopa County, Arizona to recover damages we incurred in preparing to move to the premises and approximately $410,000 remaining in a construction escrow account. MCW filed an answer, denying all liability and alleging that we caused delays in delivery of the leased premises. During March 2002, MCW filed an amended answer and supplemental counterclaim for lost rent, lost parking income, lost expense income, commissions and unpaid construction costs. MCW also asks for indemnity for construction costs and its attorneys' fees and interest. We believe that the counterclaims are without merit and we intend to vigorously prosecute our claim against MCW and to also defend against MCW's counterclaim.

In February 2002, we filed suit against Oracle Corporation ("Oracle") in Superior Court in Maricopa County, Arizona for breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation and fraud. We have joined Fleet Business Credit, L.L.C. ("Fleet") as a necessary party. Based upon representations of Oracle, we entered into a lease schedule for software licenses, a payment plan agreement for payments of approximately $2.6 million and a related ordering schedule. The payment plan agreement was purportedly assigned to Fleet. Our suit seeks to recover damages for Oracle's failure to act as it represented it would or rescission and restoration of the parties to their respective provisions prior to signing the agreements, asks for consequential and punitive damages as relief for fraudulent conduct and for declaratory relief that the purported assignment to Fleet fails because the underlying obligation is void and unenforceable. We intend to prosecute our claim against Oracle vigorously. Oracle has filed a motion to dismiss for improper venue. We have opposed the motion, and the motion is set for argument in June 2002.

Additionally, we are, from time to time, party to various legal proceedings arising in the ordinary course of business. We evaluate such claims on a case-by-case basis, and our policy is to vigorously contest any such claims which we believe are without merit.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       10.46 Assignment and Assumption of Lease between the Company, INTEFLUX, Inc. and CB Richard Ellis, Manager for SOFI - IV SIM Office Investors, L.P. dated February 11, 2002

       10.47 Assignment and Assumption of Lease and Consent to Assignment and Assumption of Lease between the Company, Winfield Allen, Inc. and A.H. Root, Limited Liability Company dated November 11, 2001

  (b)  Reports on Form 8-K

       o Form 8-K filed February 1, 2002, to file as exhibit 99.1 a press release titled "IIS Enters Into Agreements to Hire the Management and Professional Staff and Acquire Certain Assets of Goliath Networks."

       o Form 8-K filed April 12, 2002, to file as exhibit 99.1 as a press release titled "Integrated Information Systems Responds to 2001 Settlement with RIAA."

       o Form 8-K filed May 2, 2002, to report that the Company had applied to The Nasdaq Stock Market, Inc. for a transfer of the listing of its common stock from The Nasdaq National Market to The Nasdaq SmallCap Market.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           INTEGRATED INFORMATION SYSTEMS, INC.

Dated:  May 15, 2002

                                           /S/ William A. Mahan
                                           --------------------
                                           William A. Mahan
                                           Executive Vice President and Chief
                                           Financial Officer