Form 10-Q
period 2002-06-30
INTEGRATED INFORMATION SYSTEMS INC
filed 2002-08-14
CIK 1059421

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

        AS OF AUGUST 9, 2002, THERE WERE 16,550,688 SHARES OF COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                                                              PAGE
                                                                                                              ----

PART I       FINANCIAL INFORMATION........................................................................       3

      ITEM 1     UNAUDITED FINANCIAL STATEMENTS...........................................................       3

                 Condensed Consolidated Balance Sheets as of June 30, 2002
                 and December 31, 2001....................................................................       3
`
                 Condensed Consolidated Statements of Operations for the Three and Six
                 Months Ended June 30, 2002 and 2001......................................................       4

                 Condensed Consolidated Statements of Cash Flows for the Six
                 Months Ended June, 2002 and 2001.........................................................       5

                 Notes to Condensed Consolidated Financial Statements.....................................       6

      ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS......................................................      13

      ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK..............................................................................      20


PART II      OTHER INFORMATION............................................................................      27


      ITEM 1     LEGAL PROCEEDINGS........................................................................      27

      ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K.........................................................      28


SIGNATURES  ..............................................................................................      28



PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                       JUNE 30,        DECEMBER 31,
                                                                         2002             2001
                                                                     ------------     --------------
                                                                     (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                            $    629          $  5,235
  Restricted cash                                                           433             1,125
  Accounts receivable, net of allowance of $1,664 and $6,830,
       at June 30, 2002 and December 31, 2001, respectively               4,041             4,688
  Unbilled revenues on contracts                                            105               174
  Prepaid expenses and other current assets                                 758               550
                                                                       --------          --------
           Total current assets                                           5,966            11,772
Property and equipment, net                                               5,536             8,018
Goodwill                                                                  4,745             3,187
Other assets                                                              1,262             1,402
                                                                       --------          --------
                                                                       $ 17,509          $ 24,379
                                                                       ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                                $  8,895          $  7,476
  Current installments of capital lease obligations                       3,093             3,253
  Deferred revenues on contracts                                            239               750
                                                                       --------          --------
           Total current liabilities                                     12,227            11,479

Note payable to bank                                                      4,695              --
Other non-current liabilities                                             1,218              --
Capital lease obligations, less current installments                        522               902
                                                                       --------          --------
           Total liabilities                                             18,662            12,381

Commitments and contingencies
Stockholders' equity (deficit):
   Common stock, $.001 par value, authorized 100,000,000
      shares; issued and outstanding 16,550,688
      shares at June 30, 2002 and December 31, 2001                          16                16
   Additional paid-in capital                                            94,154            94,154
   Accumulated deficit                                                  (89,990)          (76,836)
   Accumulated other comprehensive loss                                     (51)              (54)
                                                                       --------          --------
                                                                          4,129            17,280
    Treasury stock, at cost, 4,951,800 shares at June 30, 2002
       and December 31, 2001                                             (5,282)           (5,282)
                                                                       --------          --------
           Total stockholders' equity (deficit)                          (1,153)           11,998
                                                                       --------          --------

                                                                       $ 17,509          $ 24,379
                                                                       ========          ========



     See accompanying notes to condensed consolidated financial statements.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                     2002              2001             2002              2001
                                                  --------          --------          --------          --------
                                                           (Unaudited)                        (Unaudited)
Revenues ................................         $  7,129          $  8,699          $ 15,396          $ 19,206
Cost of revenues ........................            5,409             8,693            11,641            18,074
Other charges ...........................             --               2,162              --               2,162
                                                  --------          --------          --------          --------

       Gross profit (loss) ..............            1,720            (2,156)            3,755            (1,030)
                                                  --------          --------          --------          --------

Operating Expenses
     Selling and marketing ..............              716             1,484             1,770             2,935
     General and administrative .........            3,247             7,379             8,892            15,657
     Asset impairment and restructuring
       charges ..........................              133             9,144             2,884             9,144
                                                  --------          --------          --------          --------

       Total operating expenses .........            4,096            18,007            13,546            27,736
                                                  --------          --------          --------          --------

       Loss from operations .............           (2,376)          (20,163)           (9,791)          (28,766)
Interest income (expense), net ..........             (106)              210              (176)              594
                                                  --------          --------          --------          --------
       Loss before income taxes and
         cumulative effect of a change
         in accounting principle ........           (2,482)          (19,953)           (9,967)          (28,172)
Provision for income taxes ..............             --                --                --                --
                                                  --------          --------          --------          --------
       Loss before cumulative effect of a
         change in accounting principle .           (2,482)          (19,953)           (9,967)          (28,172)
 Cumulative effect of a change in
    accounting principle ................             --                --              (3,187)             --
                                                  --------          --------          --------          --------

       Net loss .........................         $ (2,482)         $(19,953)         $(13,154)         $(28,172)
                                                  ========          ========          ========          ========

Loss per share:
Loss before cumulative effect of change
    in accounting principle .............         $  (0.15)         $  (1.05)         $  (0.60)         $  (1.42)
Cumulative effect of a change in
    accounting principle ................             --                --            $  (0.19)             --
                                                  --------          --------          --------          --------

       Net loss per share, basic
        and diluted .....................         $  (0.15)         $  (1.05)         $  (0.79)         $  (1.42)
                                                  ========          ========          ========          ========

Weighted average common shares
    outstanding .........................           16,551            19,087            16,551            19,792
                                                  ========          ========          ========          ========






     See accompanying notes to condensed consolidated financial statements.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,

                                                                      2002              2001
                                                                    --------          --------
                                                                           (Unaudited)
Cash flows from operating activities:
    Net loss ..............................................         $(13,154)         $(28,172)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Cumulative effect of a change in accounting principle            3,187              --
      Depreciation and amortization .......................            2,480             4,917
      Asset impairments, restructuring and other charges ..            2,884            11,306
      Provision for doubtful accounts .....................              332              (251)
      Change in assets and liabilities, net of acquisition:
        Accounts receivable ...............................            1,206             1,914
        Income tax receivable .............................             --                  94
        Unbilled revenues on contracts ....................               69               282
        Prepaid expenses and other current assets .........             (208)              (70)
        Other assets ......................................              (48)             (167)
        Accounts payable and accrued expenses .............              (69)           (1,747)
        Deferred revenues on contracts ....................             (589)             (184)
                                                                    --------          --------

           Net cash used in operating activities ..........           (3,910)          (12,078)
                                                                    --------          --------

Cash flows from investing activities:
    Capital expenditures ..................................             (162)           (1,248)
    Proceeds from disposition of assets ...................               73              --
    Cash paid for acquisition .............................             (400)             --
                                                                    --------          --------

           Net cash used in investing activities ..........             (489)           (1,248)
                                                                    --------          --------

Cash flows from financing activities:
    Restricted cash .......................................              692            (2,707)
    Repayments of capital lease obligations ...............             (902)           (2,178)
    Issuance of common stock and exercise of stock options              --                 147
    Repurchase of common stock ............................             --              (2,819)
                                                                    --------          --------

        Net cash used in financing activities .............             (210)           (7,557)
                                                                    --------          --------

Effect of exchange rate on cash ...........................                3                (4)
                                                                    --------          --------

Decrease in cash and cash equivalents .....................           (4,606)          (20,887)
Cash and cash equivalents, at beginning of period .........            5,235            46,541
                                                                    --------          --------

Cash and cash equivalents, at end of period ...............         $    629          $ 25,654
                                                                    ========          ========



     See accompanying notes to condensed consolidated financial statements.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1. BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. (In this report, "we" or "the Company" means Integrated Information Systems, Inc.) Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company's auditors issued their independent auditors' report dated February 15, 2001 stating the company has suffered negative cash flows from operations and has an accumulated deficit, that raise substantial doubt about our ability to continue as a going concern. We incurred negative cash flows from operations for each of the three years ended December 31, 2001 and for the six months ended June 30, 2002. The Company also has an accumulated deficit of $89,990,000 through June 30, 2002. Management has responded to these changes by closing unprofitable offices and reducing staff in remaining offices. We continue to closely monitor staff utilization and other operating expenses in order to improve cash flow from operations and have undertaken an effort to settle obligations for vacated facilities, excess equipment leases and accounts payable related to those facilities and types of services we are no longer offering to clients. We have recorded expenses and charges associated with impairments on assets and idle facilities. Our management believes that cash receipts may be accelerated through accounts receivable-backed financing to pay settlements, support growth opportunities, support working capital needs and address unanticipated contingencies. Additional needed financing may not be available on terms favorable to us, if at all. If we are unable to raise additional capital and significantly reduce operating losses, our business activities may be significantly curtailed. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. USE OF ESTIMATES

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to long-term service contracts, intangible assets, income taxes, bad debts, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We recognize revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenues and costs. We follow this method because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contracts progress to completion.

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

We recorded goodwill and other intangible assets from acquisitions during 2001 and 2002. Future adverse changes in market conditions or poor operating results could result in an inability to recover the carrying value of the investment, thereby possibly requiring an impairment charge in the future as required by recently issued financial standards.

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

Subject to the above listed criteria, revenues for time-and-material contracts are recognized as the services are rendered. Revenues pursuant to fixed fee contracts are recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of labor hours incurred to total estimated labor hours). Revenues from maintenance or post-contract support agreements are recognized as earned over the terms of the agreements. Revenues from recurring services such as application management and hosting operations are recognized as services are provided each month. Revenues for services rendered are not recognized until collectibility is reasonably assured.

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Unbilled revenues on contracts are comprised of earnings on certain contracts in excess of contractual billings on such contracts. Billings in excess of earnings are classified as deferred revenues on contracts.

In 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) concluded that reimbursements for "out of pocket" expenses should be classified as revenue and, correspondingly, cost of services, in the income statement. The new accounting treatment is applicable to us in 2002 and requires that comparative financial statements for prior periods be reclassified in order to ensure consistency for all periods presented. Accordingly, in our condensed consolidated statements of operations, we included revenues and cost of sales from the reimbursements of expenses incurred of $215,000 and $44,000 for the quarters ended June 30, 2002 and 2001, respectively and $421,000 and $114,000 for the six month periods ended June 30, 2002 and 2001, respectively.

4. ACQUISITIONS

In order to more effectively address the general economic business climate and the slowdown in the IT professional services market, in 2001 we developed and began implementing an aggressive growth strategy focused on acquiring like-minded peer consultancies. The acquisition target companies ideally have leading competitive positions in regional and vertical markets, a proven track record of providing Microsoft-based solutions, a booked backlog of project work for premier clients, managers in place who are capable of leading a regional division for the Company, a working culture and ethic similar to ours and are owned by consultants who remain active in the business.

On August 20, 2001, we completed a series of transactions with K2 Digital, Inc. ("K2"), a publicly held digital services firm based in New York City. In that transaction, 24 management and consulting employees of K2 were hired, certain related fixed assets were acquired and the leased office space of K2 in New York City was assumed. The total purchase price consisted of cash payments of $544,000 for certain K2 assets and $709,000 for the assumption of liabilities. In the purchase price allocation, $927,000 was recorded as goodwill. Due to continuing weak economic conditions subsequent to September 11, 2001, generally weak demand for IT services and other factors in the New York market, management closed the New York K2 operations in July 2002.

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

In connection with a recently issued accounting standard, we were required to assess the impairment of our recorded goodwill relating to the above acquisitions. As discussed in Note 9, all of the above goodwill and acquisition costs of $123,000, totaling $3,187,000, were written off as a non-cash, cumulative effect of a change in accounting principle.

On January 25, 2002, we completed a series of transactions with Goliath Networks, Inc. ("Goliath"), a Madison, Wisconsin-based information technology consultancy. In that transaction, 81 management and consulting personnel of Goliath were hired, certain related assets acquired and the leased office space of Goliath in Madison and Milwaukee, Wisconsin was assumed. In the preliminary purchase price allocation, $4,745,000 was recorded as goodwill and intangibles. The transaction was paid for with a combination of cash payments totaling $400,000, the issuance of a note payable for $4,250,000 to a bank and the assumption of $567,000 of liabilities. The amount of the note increased approximately $445,000, as we purchased some of Goliath's accounts receivables. The note payable bears interest at 7% per year. Payments on the note are interest only for the first year. Principal and interest payments for the second, third and fourth years will be based on a ten-year amortization schedule. The unpaid principal will be paid in full at the end of the fourth year. The note payable is collateralized by computer equipment and office equipment owned by the Company.

As part of these acquisitions, intangible assets totaling $607,000 were acquired consisting of non-compete agreements of $250,000 and employee agreements of $357,000. The intangible assets originating from employee agreements will be amortized over their contractual lives, which are generally five years. The intangible assets arising from the non-compete agreements will be amortized over their contractual lives, which are generally less than one year. It is estimated that most of the goodwill will be deductible for tax purposes, subject to the utilization of the Company's net operating losses.

In connection with these acquisitions, we acquired accounts receivable of $1,305,000 and fixed assets of $471,000. The Company issued 507,108 shares of common stock valued at $365,000.

Our condensed consolidated financial statements reflect the results of operations for each acquisition from the transaction date. The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisitions of K2, STEP, INTEFLUX, Winfield Allen and Goliath had been completed as of January 1, 2001 (amounts in thousands, except per share amounts):

                                          SIX MONTHS ENDED
                                              JUNE 30,
                                       2002              2001
                                     --------          --------
                                              (Unaudited)
Revenues ..........................  $ 16,162          $ 39,901
Operating losses ..................    (9,728)          (35,296)
Net loss ..........................   (13,144)          (38,423)
Net loss per share ................     (0.79)            (1.89)

The pro forma results are not indicative of what actually would have occurred if the transactions had been completed as of January 1, 2001. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

5. ASSET IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

During 2001, we recorded asset impairments and restructuring charges totaling $14,882,000. These charges were attributable to a $9,144,000 charge in the second quarter of 2001, related to underutilized computer equipment and leasehold improvements at our data center used for application outsourcing services and a $5,691,000 charge in the fourth quarter of 2001 for expenses incurred in connection with the closing and consolidating of six office locations and abandoned leasehold improvements in an unoccupied seventh location. The charge for closing and consolidating offices consisted of an impairment charge totaling $3,556,000 and an accrual for future cash expenditures, primarily rent-related obligations net of estimated future sublease income, totaling $2,135,000. Additionally, in the second quarter of 2001, we recorded other charges of $2,162,000 related to the impairment of inventoried software licenses.

During the first quarter of 2002, commercial real estate markets in some areas continued to be weaker than anticipated. As a result, we did not anticipate subleasing certain closed office locations as quickly or at rates as high as originally anticipated. Accordingly, we re-evaluated our accrual for future cash expenditures for closed office locations. In addition, we executed a series of cost control initiatives to close and consolidate three additional office locations. These activities resulted in asset impairments and restructuring charges totaling $2,751,000 for the first quarter of 2002. The charges consisted of an increase in the accrual to terminate and exit closed facilities totaling $1,108,000, an accrual totaling $1,039,000 for future cash expenditures attributable to closing and consolidating three office locations, impairment charges to fixed assets totaling $482,000 and impairment charges to rent deposits totaling $122,000. In the second quarter of 2002, the Company recorded additional asset impairment charges totaling $133,000 relating to the closure of an office.

As of June 30, 2002, we had accrued liabilities for the future cash expenditures attributable to these restructuring charges totaling $3,739,000. Of this obligation, $2,521,000 is classified as current accounts payable and accrued liabilities and $1,218,000 is classified as other non-current liabilities.

6. RECLASSIFICATIONS

Certain reclassifications have been made to the prior periods' condensed consolidated financial statement amounts to conform to the current period presentations. See Note 3, Revenue Recognition, regarding reclassification of out-of-pocket expenses reimbursed by client.

7. RESTRICTED CASH

In October 1999, we signed a lease for a new 71,000 square foot headquarters facility to be constructed as part of a multi-tenant, mixed-use property in Tempe, Arizona. In March and May 2001, we deposited a total of $2,500,000 into a construction escrow account. Through December 31, 2001 and June 30, 2002, $2,091,000 of the restricted cash had been used to fund the build-out of tenant improvements at the new facility. In December 2001, in accordance with provisions of the lease, we terminated our lease for this facility based on construction delays. See additional information under the caption "Legal Proceedings" in Part II, Item 1. No additional amounts are expected to be authorized to be spent from the escrow account, and we are currently attempting to recover costs invested in this facility and the construction escrow account balance of approximately $414,000. A liability was recorded in the fourth quarter of 2001 for the escrow account balance, and the leasehold expenditures were written off in December 2001 as part of the asset impairment charges.

In June 2001, we deposited approximately $1,000,000 into a restricted certificate of deposit account. The funds in this account served as collateral against various letters of credit totaling $1,000,000. During the fourth quarter of 2001, the first quarter of 2002, and the second quarter of 2002, $300,000, $227,000 and $465,000, respectively, was used in connection with our closure of excess office space and other obligations.

At June 30, 2002, $414,000 of the restricted cash was on deposit in the construction escrow account and $19,000 was remaining in support of a letter of credit, which $19,000 was drawn down subsequent to June 30, 2002.

8. NET LOSS PER SHARE

The following table sets forth the computation of shares used in computing basic and diluted net loss per share (in thousands, except per share amounts):

                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          JUNE 30,                             JUNE 30,
                                                  2002               2001               2002              2001
                                               --------           --------           --------           --------
Net loss ...................................   $ (2,482)          $(19,953)          $(13,154)          $(28,172)
                                               ========           ========           ========           ========
Weighted average outstanding
common shares ..............................     16,551             19,087             16,551             19,792
Effect of dilutive securities:
    Stock options and warrants .............          6                148                  6                177
    Antidilutive effect of securities ......         (6)              (148)                (6)              (177)
                                               --------           --------           --------           --------
Weighted average and common
equivalent shares outstanding ..............     16,551             19,087             16,551             19,792
                                               ========           ========           ========           ========

Net loss per share:
    Basic and diluted ......................   $  (0.15)          $  (1.05)          $  (0.79)          $  (1.42)
                                               ========           ========           ========           ========

9. GOODWILL

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 became effective for us on January 1, 2002 and requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reassessment of the useful lives of existing recognized intangibles, a new method of measuring reported goodwill for impairment and the identification of reporting units for purposes of assessing potential future impairments of goodwill. We had recorded $7,932,000 of goodwill relating to the five acquisitions completed after the effective date of SFAS 141, and there has been no amortization expense recorded in the accompanying financial statements. Among other requirements, SFAS 142 required us to complete a transitional goodwill impairment test on or before June 30, 2002.

In connection with SFAS 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of the Company's adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Using the guidance provided in SFAS 142, management determined that it has only one reporting unit. The Company was required to determine the fair value of its reporting unit at and compare it to the carrying amount of the reporting unit within six months of, January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, an indication existed that the reporting unit's goodwill may be impaired and the Company would be required to perform the second step of the transitional impairment test. In this step, the Company is required to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which must be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141. The residual fair value after this allocation will be the implied fair value of the reporting unit goodwill. If the implied fair value of this reporting unit exceeds the carrying amount, the Company is required to recognize an impairment loss.

The fair value of our reporting unit and the related implied fair value of its respective goodwill was established using a market capitalization approach supported by a discount cash flow approach.

In June 2002, the Company completed the transitional goodwill impairment test in accordance with SFAS 142, which resulted in a non-cash charge of $3,187,000 and is reported in the caption "Cumulative effect of a change in accounting principle" in the Company's condensed consolidated statements of operations. All of the charge was related to the Company's acquisitions completed in 2001. The primary factors that resulted in the impairment charge were the difficult economic environment in the IT professional services sector and the doubt about the Company's ability to continue as a going concern.

In accordance with SFAS 142, the fair value and carrying value of the remaining goodwill of $4,745,000, relating to the acquisition we completed in the first quarter of 2002, will be tested on the company's annual measurement date in the fourth quarter of 2002.

10. RECENTLY ISSUED FINANCIAL STANDARDS

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS 141). SFAS 141 became effective for us as of July 1, 2001. It establishes new standards for accounting and reporting requirements for business combinations and requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material impact on our condensed consolidated financial statement.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived assets and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The provisions of SFAS 143 were effective for us on January 1, 2002 and are to be applied prospectively. The adoption of SFAS 143 did not have a material impact on our condensed consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) that addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. While SFAS 144 supercedes Statement of Financial Accounting

Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 also supercedes certain provisions of ABP Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of SFAS 144 were effective for us on January 1, 2002 and are to be applied prospectively. The adoption of SFAS 144 did not have a material impact on our condensed consolidated financial statements.

In November 2001, the Emerging Issues Task Force of the FASB concluded that reimbursements for "out of pocket" expenses should be classified as revenue and, correspondingly, cost of services, in the income statement. The new accounting treatment is applicable to IIS in the first quarter 2002 and requires that comparative financial statements for prior periods be reclassified in order to ensure consistency for all periods presented. Accordingly, in the attached statements of operations, we included revenues from the reimbursements of expenses incurred of $215,000 and $44,000 for the quarters ended June 30, 2002 and 2001, respectively, and $421,000 and $114,000 for the six month periods ended June 30, 2002 and 2001, respectively.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145), which addresses financial accounting and reporting for reporting gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers and accounting for leases. SFAS 145 requires that gains and losses from the early extinguishment of debt should not be classified as extraordinary, as previously required. SFAS 145 also rescinds Statement 44, which was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980 (Public Law 96-296, 96th Congress, July 1, 1980). Those transitions are completed; therefore, Statement 44 is no longer necessary. Statement 145 also amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also makes various technical corrections to existing pronouncements. Those corrections are not substantive in nature. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on our condensed consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards SFAS No. 146, Accounting for Exit or Disposal Activities (SFAS 146). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the adoption of SFAS 146 and its impact on the financial position or results of operations of the Company.

11. SUBSEQUENT EVENTS

Due to continuing weak economic conditions subsequent to September 11, 2001, generally weak demand for IT services and other factors in the New York market, management closed the New York K2 operations in July 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements based on current expectations, and we assume no obligation to update these statements. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. These statements are based on our estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include: a reduced demand for Information Technology (IT) services; the loss of one or more of our significant clients; an inability to increase our market share; difficulties in maintaining our technology alliances; and a continued downturn in economic conditions.

These factors and the other matters discussed below under the heading "Factors That May Affect Future Results and Our Stock Price" may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.

OVERVIEW

Since the third quarter of 2000, the market for IT services has changed dramatically and the demand has declined significantly. As part of our effort to adjust our structure to better address the general economic business climate and the slowdown in the IT professional services market, we have closed underperforming or vacant regional offices, reduced staff in remaining offices, recorded material charges related to underutilized data center facility computer equipment and leasehold improvements and developed and began implementing an aggressive growth strategy through acquiring like-minded peer consultancies. We completed four such acquisitions in 2001, a fifth such transaction during January 2002 and anticipate additional, similar transactions, in future periods. Due to continuing weak economic conditions, management closed the New York K2 operations in July 2002.

We have operated at a loss for each of the last four years and those losses continue into the third quarter of the current year. The losses, combined with the current market for IT services, have raised substantial doubt about our ability to continue as a going concern. We continue to reduce our operating expenses in order to improve cash flow from operations. We are in default of certain operating and capital lease provisions for failure to make timely payment, have received several default notices during 2002 and have been named in a number of related lawsuits. Our management believes that cash receipts may be accelerated through accounts receivable-backed financing to fund settlements of the operating and capital leases, support growth opportunities, support working capital needs and address unanticipated contingencies. However, such financing and additional needed financing may not be available on terms favorable to us, if at all. If we are unable to raise additional capital and significantly reduce operating losses, our business activities may be significantly curtailed.

We derive our revenues primarily from the delivery of professional services. We offer our services to clients under time and materials contracts or under fixed fee contracts. For time and material projects, we recognize revenues based on the number of hours worked by consultants at a rate per hour agreed upon with our clients. We recognize revenues from fixed-price contracts on a percentage-of-completion method based on project hours worked. The percentage of our revenues from fixed-price contracts was approximately 22.7% and 28.7% in the three and six months ended June 30, 2002 and 13.3% and 7.5% in the corresponding periods of 2001. We provide our application outsourcing services for a minimum monthly fee and charge extra fees for services that exceed agreed-upon parameters. Revenues from these services are recognized as services are provided. Revenues for services rendered are not recognized until collectibility is reasonably assured.

Our cost of revenues consists primarily of employee compensation, outside consulting services and benefits. Selling and marketing expenses consist primarily of compensation and benefits. General and administrative expenses consist primarily of compensation and benefits for our executive management and our finance, administration, legal, information technology, and human resources personnel. General and administrative expenses also include research and development expense, depreciation, bad debt expense and operating expenses such as rent, insurance, telephones, office supplies, travel, outside professional services, training, and facilities costs.

We have historically derived and believe that we may continue to derive a significant portion of our revenues from a limited number of clients who may change from period to period (see related discussion below in "Results of Operations"). Any cancellation, deferral, or significant reduction in work performed for our principal clients could harm our business and cause our operating results to fluctuate significantly from period to period. While the Company's overall reliance on a small number of clients has decreased, during the six months ended June 30, 2002, revenues from two separate clients represented, when added together, approximately 15% of our revenues. We anticipate that revenues from each of these clients will decline significantly, starting in the third quarter of 2002, due to the completion of current engagements. As a result of our investments in infrastructure and increase in operating expenses, we incurred a net loss in each of the last four years. Our quarterly revenue, cost of revenues, and operating results have varied in the past due to fluctuations in the utilization of project personnel and are likely to vary significantly in the future. Therefore, we believe that period-to-period comparisons of our operating results may not be indicative of future performance and should not necessarily be relied upon.

RECENT ACQUISITIONS

As part of our effort to adjust our structure to better address a rapidly changing and declining IT services market, we developed and began implementing an aggressive growth strategy through acquiring like-minded peer consultancies. The acquisition target companies ideally have leading competitive positions in regional and vertical markets, a proven track record of providing Microsoft-based solutions, a booked backlog of project work for premier clients, managers in place who are capable of leading a regional division for the Company, a working culture and ethic similar to our own and are owned by consultants who remain active in the business. We completed the acquisition of four such consultancies in 2001, a fifth consultancy during January 2002 and anticipate additional, similar transactions in the fourth quarter of 2002.

On August 20, 2001, we completed a series of transactions with K2 Digital, Inc. ("K2"), a publicly held digital services firm based in New York City. In that transaction, we hired 24 management and consulting employees of K2, acquired certain related fixed assets and assumed certain of the leased office space of K2 in New York City. The transactions were paid for with cash and the assumption of certain operating expenses of K2. Due to continuing weak economic conditions subsequent to September 11, 2001, generally weak demand for IT services and other factors in the New York market, management closed the New York K2 operations in July 2002.

On September 28, 2001, we completed a similar series of transactions with STEP Technology, Inc. ("STEP"), a Portland, Oregon-based information technology consulting firm. In that transaction, we hired 54 management and consulting personnel of STEP, acquired certain related assets and assumed a portion of STEP's office space in Portland. The transaction was paid for with cash and the assumption of certain liabilities of STEP.

On October 31, 2001, we completed a similar series of transactions with INTEFLUX, Inc. ("INTEFLUX"), a Phoenix, Arizona-based information technology consultancy with international operations in London, England. In that transaction, we hired 19 management and consulting personnel of INTEFLUX, acquired certain related assets and assumed the leased office space of INTEFLUX in Phoenix and London. The transaction was paid for with a combination of cash and restricted shares of our common stock, as well as the assumption of certain liabilities of INTEFLUX.

On November 16, 2001, we completed a similar series of transactions with Winfield Allen, Inc. ("Winfield Allen"), a Denver, Colorado-based information technology consultancy. In that transaction, we hired 24 management and consulting personnel of Winfield Allen, acquired certain related assets, and assumed the leased office space of Winfield Allen. The transaction was paid for with a combination of cash, a promissory note and restricted shares of our common stock, as well as the assumption of certain liabilities of Winfield Allen.

On January 25, 2002, we completed a series of transactions to hire the executive management and key professional staff and acquire certain related assets of Goliath Networks, Inc. ("Goliath"), a Madison, Wisconsin-based information consulting and services firm. In that transaction, we hired 81 management and consulting personnel of Goliath, acquired certain related assets, and assumed the leased office space of Goliath in Madison and Milwaukee, Wisconsin. The transaction was paid for with a combination of cash and issuance of a note payable to a bank.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to long-term service contracts, bad debts, intangible assets, income taxes, restructuring, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. The Company recognizes revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. The Company follows this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company reviews acquired businesses on a periodic basis to determine that the fair value is deemed adequate to support the carrying value of goodwill and other intangible assets. Future adverse changes in market conditions or poor operating results could result in an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. The Company records accruals for the estimated future cash expenditures required from closing its vacated offices. The accruals include estimates of future rent payments and settlements until the obligation is canceled. Should actual cash expenditures differ from the Company's estimates, revisions to the estimated liability for closing vacated offices would be required. The Company evaluates the requirement for future cash expenditures resulting from its contingencies and litigation. The Company records an accrual for contingencies and litigation when exposures can be reasonably estimated and are considered probable. Should the actual results differ from the Company's estimates, revisions to the estimated liability for contingencies and litigation would be required.

RESULTS OF OPERATIONS

REVENUES. For the three months ended June 30, 2002, revenues decreased 18.4% to $7.1 million compared to $8.7 million in the corresponding period of 2001. For the first six months ended June 30, 2002, revenues decreased 19.8% to $15.4 million compared to $19.2 million in the corresponding period of 2001. The decrease in revenues for the second quarter primarily resulted from a decrease in billed hours of 24.4% to 62,000 hours compared to 82,000 hours for the corresponding quarter in 2001. This decrease in revenues for the second quarter was partially offset by an increase in our average hourly bill rate of 12.6% to $107 compared to $95 in the corresponding quarter in 2001. The increase in our bill rate has resulted from the decline in lower-end service consulting. The decrease in revenues for the six months ended June 30, 2002 resulted primarily from a decrease in billed hours of 16.6% to 136,000 hours compared to 163,000 hours for the corresponding quarter in 2001, while our average hourly bill rate remained relatively constant for the six month period. The Company has substantially reduced its dependency for revenues on a few clients. For the three months ended June 30, 2002, revenue from our largest client was only 6.0% compared to 20.0% during the corresponding period of 2001. For the three months ended June 30, 2002, revenue was generated from 351 clients compared to 139 during the corresponding period of 2001. For the six months ended June 30, 2002 revenue from our largest client was only 7.7% compared to 25.2% during the corresponding period of 2001. For the six months ended June 30, 2002 revenue was generated from 461 clients compared to 171 during the corresponding period of 2001.

COST OF REVENUES. Cost of revenues decreased 37.9% to $5.4 million for the three months ended June 30, 2002 compared to $8.7 million for the corresponding period of 2001. Cost of revenues decreased 35.9% to $11.6 million for the six months ended June 30, 2002 compared to $18.1 million for the corresponding period of 2001. The decrease in cost of revenues for the second quarter resulted from a decrease in overall firm staffing, improved utilization and implementation of hourly and variable pay plans in certain offices. Utilization of consultants increased 41.3% to 65.0%, compared to 46.0% for the corresponding quarter in 2001. The decrease in cost of revenues for the six months ended June 30, 2002 resulted from a decrease in overall firm staffing, improved utilization of 31.9% to 62.0% compared to 47.0% for the corresponding quarter in 2001 and implementation of hourly and variable pay plans in certain offices. We also incurred less depreciation expense for our data center during the six months ended June 30, 2002 as compared to the corresponding 2001 period due to the $9.2 million charge in the second quarter of 2001 related to underutilized computer equipment and leasehold improvements. This data center was closed during the second quarter of 2002.

OTHER CHARGES. During the second quarter of 2001, we recorded a $2.2 million non-cash charge due to the impairment of inventoried software licenses.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 52.3% to $716,000 for the three months ended June 30, 2002, compared to $1.5 million for the corresponding period of 2001. Selling and marketing expenses decreased 37.9% to $1.8 million for the six months ended June 30, 2002 compared to $2.9 million for the corresponding period of 2001. The decrease was due primarily to reductions of dedicated sales and marketing personnel and to a lesser extent, decreases in spending for advertising and promotion in the three and six months ended June 30, 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 56.8% to $3.2 million for the three months ended June 30, 2002, compared to $7.4 million for the corresponding period of 2001. General and administrative expenses decreased 43.3% to $8.9 million for the six months ended June 30, 2002 compared to $15.7 million for the corresponding period of 2001. These decreases were primarily attributable to reductions in general and administrative personnel, facility rent expense and depreciation expense from closed offices and $350,000 of insurance proceeds related to a litigation settlement. Non cash charges included $1.2 million and $2.3 million of depreciation expense in the three and six month periods ended June 30, 2002, respectively, compared with $2.5 million and $4.9 million for the three and six month periods ended June 30, 2001, respectively.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. During the second quarter of 2001, we recorded asset impairment and restructuring charges totaling $9,144,000, related to underutilized computer equipment and leasehold improvements at our data center used for application outsourcing services and a $5,691,000 charge in the fourth quarter of 2001 for expenses incurred in connection with the closing and consolidating of six office locations and abandoned leasehold improvements in an unoccupied seventh location. The charge for closing and consolidating offices consisted of an impairment charge totaling $3,556,000 and an accrual for future cash expenditures, primarily rent-related obligations net of estimated future sublease income, totaling $2,135,000.

During the first quarter of 2002, commercial real estate markets in some areas continued to be weaker than anticipated. As a result, we did not anticipate subleasing certain closed office locations as quickly or at rates as high as originally anticipated. Accordingly, we re-evaluated our accrual for future cash expenditures for closed office locations. In addition, we executed a series of cost control initiatives to close and consolidate three additional office locations. These activities resulted in asset impairments and restructuring charges totaling $2,751,000 for the first quarter of 2002. The charges consisted of an increase in the accrual to terminate and exit closed facilities totaling $1,108,000, an accrual totaling $1,039,000 for future cash expenditures attributable to closing and consolidating three office locations, impairment charges to fixed assets totaling $482,000 and impairment charges to rent deposits totaling $122,000. In the second quarter of 2002, the Company recorded additional asset impairment charges totaling $133,000 relating to the closure of an office.

INTEREST INCOME (EXPENSE), NET. We incurred interest expense, net of interest income totaling $106,000 for the three months ended June 30, 2002 compared to earning interest income, net of interest expense, of $210,000 for the corresponding period of 2001. We incurred interest expense, net of interest income totaling, $176,000 for the six months ended June 30, 2002 compared to earning interest income, net of interest expense, of $594,000 for the corresponding period of 2001. These changes were primarily attributable to less cash available for investment during the first and second quarter of 2002 as compared to the corresponding period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations and investments in property and equipment through capital lease financing arrangements, bank borrowings, and equity financings. In January 2000, we raised $20.2 million, before expenses of $800,000 through a private placement of Series C preferred stock to institutional and other accredited investors. In March and April 2000, we raised an additional $67.5 million (net of underwriting discounts and other offering expenses) through an initial public offering of 4,945,000 shares of the Company's common stock.

We operate in a highly competitive market. The information technology services industry has experienced rapid growth followed by rapid and significant contraction over a relatively short economic cycle. Our rapid growth phase required significant investments in infrastructure, facilities, computer and office equipment, human resources and working capital in order to meet perceived demand. Since the third quarter of 2000, the market for our services has changed and declined significantly. We incurred negative cash flows from operations for each of the three years ended December 31, 2001 and for the six months ended June 30, 2002. The Company's auditors issued their independent auditors' report dated February 15, 2001 stating the Company has suffered negative cash flows from operations and has an accumulated deficit, that raise substantial doubt about our ability to continue as a going concern.

Our management is currently pursuing various options in order to provide necessary financing for future operations. Potential means of resolving near term cash flow issues include the following:

         o Restructuring the terms and payments of facility and equipment leases;
         o Negotiating a new line of credit through accounts receivable backed financing;
         o    A private placement of equity financing;
         o    Projected improvement of operating results;
         o    Improved collections of accounts receivable; or
         o    Regulatory reorganization of the Company.

We continue to reduce operating expenses by closing unprofitable offices that could not become profitable in the near term and reducing staff in remaining offices and believe that these actions taken will improve cash flow from operations.

We believe if we can finalize the restructuring of terms and payments of facility and equipment leases, conclude financing alternatives that we are pursuing, together with projected improvement in operating results for 2002, we will generate sufficient resources to ensure uninterrupted performance of our operating obligations. Our continuance as a going concern is dependent upon our ability to generate sufficient cash flow to meet obligations in a timely manner, to obtain additional financing as required and ultimately to attain profitability. There can be no assurance, however, that these sources will be available to us on acceptable terms or when necessary, or that we will be successful in our efforts to improve our operating results.

We incurred negative cash flows from operations in 2001 and continue to do so in 2002. We are in default of certain operating and capital lease provisions for failure to make timely payment, have received several default notices during 2002 and have been named in a number of related lawsuits. The notices and lawsuits relate primarily to facility lease commitments for closed offices and capital lease commitments for computer equipment, office equipment and office furniture. We are in the process of trying to settle our operating and capital lease obligations on terms as favorable as possible to the Company and have reached settlements with several landlords and lessors. The settlements are, in many instances, subject to us reaching agreement with other landlords and lessors and obtaining financing to fund the settlements. If we are unable to obtain financing on terms acceptable to us, or at all, we may choose or be required to limit or reduce our scope of operations, cease looking for consultancies to consolidate with the Company, or, under the worst of circumstances, pursue strategic alternatives such as a sale, merger or recapitalization of the Company or seek protection under reorganization, insolvency or similar laws. We continue to pursue sources of additional funds in order to take advantage of acquisition or expansion opportunities, develop new services and address unanticipated contingencies. If the best available financing is raising additional capital through the sale of equity securities or through taking on debt with an equity component, whether for funding settlements and working capital needs or for growing through acquisitions, your investment in us would be diluted. The inability to settle obligations on favorable terms, raise financing for the settlements or for working capital or other needs would materially and adversely affect the Company and would likely cause our stock price to further decline.

At June 30, 2002, we had approximately $629,000 in cash and cash equivalents and a deficiency of working capital of approximately $6.3 million, as compared to $5.2 million in cash and cash equivalents and $293,000 in working capital at December 31, 2001.

For the six months ended June 30, 2002 and 2001, net cash used in operating activities was $3.9 million and $12.1 million, respectively. Cash used in operating activities in each of these periods was the result of net losses, adjusted for non-cash items primarily related to depreciation and amortization, non-cash asset impairment and restructuring charges and fluctuations in accounts receivable, prepaid expenses and other current assets, and accounts payable and accrued expenses. Our collections of accounts receivable improved in the second quarter of 2002 with trade receivables averaging 49 days sales outstanding, compared to 52 days sales outstanding for the corresponding period of 2001. Additionally, the percentage of receivables over 90 days as of June 30, 2002 was reduced to 32.8% compared to 69.9% as of June 30, 2001.

For the six months ended June 30, 2002 and 2001, net cash used in investing activities was $489,000 and $1.2 million, respectively. During the first quarter of 2002, the Company paid $400,000 in cash as part of the price to acquire the assets of another company. Cash used for the purchases of computer equipment, furniture and leasehold improvements to support growth in our infrastructure during the six months ended June 30, 2002 and 2001 totaled $162,000 and $1.2 million, respectively.

For the six months ended June 30, 2002, net cash used in financing activities was $210,000, compared to net cash used in financing activities for the six months ended June 30, 2001 of $7.6 million. During the first six months of 2002, net repayments of capital lease obligations totaled approximately $902,000. We also used $692,000 of our restricted cash during the first six months of 2002 in connection with the Company's closure of excess office space. For the six months ended June 30, 2001, we repurchased 2,739,800 shares of our common stock for approximately $2.8 million and allocated $2.7 million to restricted cash. Our net repayments of capital lease obligations during the six months ended June 30, 2001 totaled approximately $2.2 million.

Non-cash investing and financing activities for the six months ended June 30, 2002 consisted of the issuance of a note payable to a bank of approximately $4.7 million, in conjunction with the acquisition of Goliath and $362,000 of new capital lease obligations for property and equipment, resulting from a renewal of an expired lease. Non-cash investing and financing activities for the six months ended June 30, 2001 consisted of new capital lease obligations for property and equipment of $150,000.

As of June 30, 2002, we had a note payable to a bank for approximately $4.7 million issued in connection with an acquisition. The note payable bears interest at 7% per year. Payments on the note are interest only for the first year. Principal and interest payments for the second, third and fourth years will be based on a ten-year amortization schedule. The unpaid principal will be paid in full at the end of the fourth year. The note payable is collateralized by computer equipment and office equipment owned by the Company.

As of June 30, 2002, we had a master lease agreement to finance computer equipment with Comerica Bank - California and/or Comerica Leasing Corporation, as successor to Imperial Bank Equipment Leasing, a division of Imperial Bank. The master lease agreement has an implied interest rate of approximately 10.5%. As of June 30, 2002, approximately $544,000 was outstanding under this master lease agreement. The five equipment schedules under the master lease agreement expire on various dates through July 2003, and three of the five schedules have expired. During the first quarter of 2002, we began negotiating a settlement of one schedule nearing completion and began delaying payments on the other equipment schedule under the master lease agreement. Concurrently, as part of our company-wide efforts to restructure the terms and payments of facility and equipment leases and reduce our overall operating cost structure, we initiated efforts to renegotiate or settle all of the remaining lease payments. During June 2002, Comerica applied to past due lease payments approximately $277,000 of our funds on deposit at Comerica, most of which had secured equipment leases and letters of credit. In the end of July 2002, Comerica took possession of the leased equipment in order to sell the equipment and apply the proceeds to amounts claimed. The net book value of the returned equipment was approximately $272,000 as of June 30, 2002. By letter dated August 7, 2002, Comerica stated that we owe Comerica approximately $1.4 million for casualty value, late payments and other fees and expenses (with the proceeds from the sale of the leased equipment to be applied to that amount) and demanded that we provide a list of our accounts by August 16, 2002 so that Comerica could direct payment on our accounts directly to Comerica, in satisfaction of amounts claimed. On August 13, 2002, we filed an action in Superior Court in Arizona against Comerica Bank
- California and Comerica Leasing Corporation and asked the court for an order declaring that Comerica does not have a security interest giving it the right to collect our accounts receivable and that Comerica is not entitled under its leases to recover from us the casualty value of the leased equipment. We have also asked the court for an order restraining Comerica from intercepting or attempting to intercept payment on our accounts from our customers. We believe that Comerica does not have the interest of a secured party in our accounts or other assets and we intend to pursue this action vigorously. We will also continue our efforts to renegotiate or settle past and future equipment lease payments, but no assurance can be given that we will be successful in reducing the amount of the equipment lease payments by negotiation, that we will prevail in setting aside Comerica's claimed security interest in our assets or that Comerica will not be determined to have the right to collect the casualty value under its leases. There would be a material adverse affect on the Company if Comerica were successful in its efforts to intercept payment on our accounts receivables.

In June 2001, we deposited approximately $1.0 million into a restricted certificate of deposit account. The funds in this account served as collateral against various letters of credit. During the fourth quarter of 2001, the first quarter of 2002, and the second quarter of 2002, $300,000, $227,000 and $465,000, respectively, was used in connection with our closure of excess office space and other obligations. At June 30, 2002, $414,000 of the restricted cash was on deposit in the construction escrow account established for tenant improvements at the headquarters facility and $19,000 was remaining in support of a letter of credit, which $19,000 was drawn down subsequent to June 30, 2002.

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

We have recorded $7.9 million of goodwill relating to the five acquisitions completed after the effective date of SFAS 141, and there has been no amortization expense recorded in the accompanying financial statements. As discussed in Note 9 to our condensed consolidated financial statements, in connection with SFAS 142's transitional goodwill impairment evaluation, the Company recorded a non-cash charge of $3.2 million, relating to all of the goodwill recorded in connection with the four acquisitions completed during 2001, and is reported in the caption "Cumulative effect of a change in accounting principle." All of the charge was related to the Company's acquisitions completed in 2001. The primary factors that resulted in the impairment charge were the difficult economic environment in the IT professional services sector and the doubt about the Company's ability to continue as going concern. In accordance with SFAS 142, the fair value and carrying value of the remaining goodwill of $4.7 million, relating to our acquisition, which we completed in the first quarter of 2002, will be tested on the Company's annual measurement date in the fourth quarter of 2002.

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

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) that addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. While SFAS 144 supercedes Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 also supercedes certain provisions of ABP Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of SFAS 144 were effective for us on January 1, 2002 and are to be applied prospectively. The adoption of SFAS 144 did not have a material impact on our consolidated financial statements.

In November 2001, the Emerging Issues Task Force of the FASB concluded that reimbursements for "out of pocket" expenses should be classified as revenue and, correspondingly, cost of services, in the income statement. The new accounting treatment is applicable to us in the first quarter of 2002 and requires that comparative financial statements for prior periods be reclassified in order to ensure consistency for all periods presented. Accordingly, in the attached statements of operations, we included revenues and cost of sales from the reimbursements of expenses incurred of $215,000 and $44,000 for the quarters ended June 30, 2002 and 2001, respectively and $421,000 and $114,000 for the six month periods ended June 30, 2002 and 2001, respectively.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145), which addresses financial accounting and reporting for reporting gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers and accounting for leases. SFAS 145 requires that gains and losses from the early extinguishment of debt should not be classified as extraordinary, as previously required. SFAS 145 also rescinds Statement 44, which was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980 (Public Law 96-296, 96th Congress, July 1, 1980). Those transitions are completed; therefore, Statement 44 is no longer necessary. Statement 145 also amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also makes various technical corrections to existing pronouncements. Those corrections are not substantive in nature. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on our consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards issued SFAS No. 146, Accounting for Exit or Disposal Activities (SFAS 146). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the adoption of SFAS 146 and its impact on the financial position and results of operations of the Company.

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

THE COMPANY IS SEEKING ADDITIONAL FINANCING WHICH, IF NOT AVAILABLE TO US, COULD JEOPARDIZE OUR ONGOING OPERATIONS AND WHICH, IF AVAILABLE AND RAISED, COULD DILUTE YOUR OWNERSHIP INTEREST IN US.

We incurred negative cash flows from operations in 2001 and continue to do so in 2002. We are in default of certain operating and capital lease provisions for failure to make timely payment, have received several default notices during 2002 and have been named in a number of related lawsuits. The notices and lawsuits relate primarily to facility lease commitments for closed offices and capital lease commitments for computer equipment, office equipment and office furniture. We are in the process of trying to settle these obligations on terms as favorable as possible to the Company and have reached settlements with several landlords and lessors. The settlements are, in many instances, subject to us reaching agreement with other landlords and lessors and obtaining financing to fund the settlements. If we are unable to obtain financing on terms acceptable to us, or at all, we may choose or be required to limit or reduce our scope of operations, cease looking for consultancies to consolidate with the Company, or, under the worst of circumstances, pursue strategic alternatives such as a sale, merger or recapitalization of the Company or seek protection under reorganization, insolvency or similar laws. We are also pursuing sources of additional funds in order to take advantage of acquisition or expansion opportunities, develop new services and address unanticipated contingencies. If the best available financing is raising additional capital through the sale of equity securities or through taking on debt with an equity component, whether for funding settlements and working capital needs or for growth through acquisitions, your investment in us would be diluted. The inability to settle obligations on favorable terms, raise financing for the settlements or for working capital or other needs would materially and adversely affect the Company and would likely cause our stock price to further decline.

WE HAVE RECEIVED A DELISTING NOTICE FROM NASDAQ; IF WE ARE UNABLE TO MAINTAIN A NASDAQ SMALLCAP MARKET LISTING, OUR COMMON STOCK MAY BECOME EVEN MORE ILLIQUID AND THE VALUE OF OUR SECURITIES MAY DECLINE FURTHER.

On June 6, 2002, on our application, the listing of our common stock was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market. On August 13, 2002, the 180-day grace period for meeting the $1.00 minimum bid price requirement expired, and on August 14, 2002, we received a delisting notice from Nasdaq. The delisting notice states that our common stock will be delisted at the opening of business on August 22, 2002 because we have not regained compliance with the minimum $1.00 bid price per share requirement of Marketplace Rule 4310(c)(8)(D). The company is not eligible for an additional 180 day grace period to regain compliance with that Marketplace Rule because we do not meet the initial inclusion requirements of The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A). We will appeal the decision to a Listing Qualifications Panel on or before August 21, 2002. If the appeal is not successful, Nasdaq will delist our common stock. If this occurs, our common stock will likely trade in the over-the-counter market on the National Association of Securities Dealers' OTC Bulletin Board or in the so-called "pink sheets" maintained by Pink Sheets LLC. Such alternative trading markets are generally considered less liquid and efficient than Nasdaq, and although trading in our stock is already relatively thin and sporadic, the liquidity of our common stock may decline further because smaller quantities of shares would likely be bought and sold, transactions could be delayed and news media coverage of us would diminish. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Reduced liquidity may reduce the value of our common stock and our ability to generate additional funding.

WE HAVE EXPERIENCED OPERATING LOSSES AND MAY INCUR OPERATING LOSSES IN FUTURE PERIODS, WHICH COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE FURTHER.

We had a net loss of approximately $2.5 million in the second quarter of 2002, a net loss of approximately $13.2 million for the first six months of 2002, a net loss of approximately $49.4 million for the year ended December 31, 2001, a net loss of $25.4 million for the year ended December 31, 2000 and a net loss of approximately $1.4 million for the year ended December 31, 1999. We expect to continue to incur losses during 2002. The Company's auditors issued their independent auditors' report dated February 15, 2001 stating the Company has suffered negative cash flows from operations and has an accumulated deficit, that raise substantial doubt about our ability to continue as a going concern. If we do not achieve revenue growth, and are not able to reduce our obligations for equipment and facilities that we no longer need or use, we could experience operating losses greater than already anticipated in 2002 or for periods after 2002. These losses or any fluctuation in our operating results could cause the market value of our common stock to decline further.

WE MAY INCUR EXPENDITURES RELATING TO CLOSED OFFICE LEASES WHICH ARE GREATER THAN WE HAVE ANTICIPATED, WHICH EXPENDITURES WOULD REQUIRE US TO USE LIMITED FINANCIAL RESOURCES AND WOULD ADVERSELY IMPACT OUR LIQUIDITY.

Through the second quarter of 2002, we have accrued approximately $4.7 million for future cash expenditures relating to closing and consolidating offices. The actual future expenditures related to these closed and consolidated offices may be greater than our accrual, and, in that event, the additional expenses will reduce earnings and cash in future periods. Any such reduction will adversely impact our liquidity, operating results and the price for our common stock.

WE ANTICIPATE ACQUIRING MORE BUSINESSES, AND WE MAY INCUR INCREASED OPERATING EXPENSES WITHOUT CORRESPONDING INCREASED REVENUES, WHICH MAY LIMIT OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY AND CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

A key component of our current business strategy is to acquire like-minded peer consultancies in geographic areas where we do not have a strong presence. We also look for acquisition opportunities, without focusing on increasing our geographic diversity, if there is an opportunity to strengthen a current service offering or add a service offering which complements our current service offerings. The risks of acquisitions include retaining clients, retaining key employees, incurring higher than anticipated transaction expenses and other unexpected expenses and diverting management's attention from daily operations of our business. Acquiring businesses, especially in markets in which we have limited prior experience, is risky. If we do not implement this strategy successfully, we may incur increased operating expenses without increased revenues, which could materially harm our operating results and stock price.

WE RELY ON A SMALL NUMBER OF CLIENTS FOR MOST OF OUR REVENUES AND OUR REVENUES WILL DECLINE SIGNIFICANTLY IF WE CANNOT RETAIN OR REPLACE, OR IF WE EXPERIENCE COLLECTION PROBLEMS FROM, THESE CLIENTS.

We derive, and expect to continue to derive, a significant portion of our revenues from a limited number of clients. Virtually all of our client contracts may be canceled by the client after a short notice period and without economic penalty. Clients remain responsible to us for fees we earn through the date of contract termination unless a valid offset exists. Revenues from specific clients are likely to vary from period to period. A major client in one year may not use our services in a subsequent year. The loss of a large client or project in any period could result in a decline in our revenues and profitability from period to period and cause significant and sudden declines or fluctuations in the market value of our common stock. In addition, because a large portion of our receivables relate to a limited number of clients and large projects, write-offs attributable to one or a few of these clients or projects could seriously deplete our allowance for doubtful accounts and significantly harm our operating results.

BECAUSE THE MARKET FOR OUR SERVICES MAY NOT GROW DURING 2002, WE MAY BE UNABLE TO BECOME PROFITABLE.

We offer services in the IT services market. The IT services market began contracting in the second half of 2000 and has not rebounded. We do not anticipate any meaningful growth in the IT services market in 2002. During 2000, in anticipation of a continued increase in demand for IT services, we made substantial infrastructure investments to support the anticipated demand. While we have taken steps to reduce our costs and are making efforts to settle obligations on vacated offices and equipment leases, if demand for our services does not grow in the future, or if we do not capture sufficient market share for these services, we may be unable to achieve profitability.

OUR RESULTS OF OPERATIONS MAY VARY FROM QUARTER TO QUARTER IN FUTURE PERIODS AND, AS A RESULT, WE MAY NOT MEET THE EXPECTATIONS OF OUR INVESTORS AND ANALYSTS, WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE OR DECLINE.

Our revenues and results of operations have fluctuated significantly in the past and could fluctuate significantly in the future. We incurred a net loss of $2.5 million in the second quarter of 2002, a net loss of $10.7 million in the first quarter of 2002 and net losses of $8.2 million, $20.0 million, $8.8 million and $12.5 million in the first, second, third, and fourth quarters of 2001, respectively.

Our results may fluctuate due to the factors described in this Form 10-Q, as well as: the loss of or failure to replace any significant clients; variation in demand for our services; higher than expected bad debt write-offs; changes in the mix of services that we offer; and variation in our operating expenses.

A substantial portion of our operating expense is related to personnel costs and overhead, which cannot be adjusted quickly and is, therefore, relatively fixed in the short term. Our operating expenses are based, in significant part, on our expectations of future revenues. If actual revenues are below our expectations, we may not achieve our anticipated operating results. Moreover, it is possible that in some future periods our results of operations may be below the expectations of investors and analysts. In this event, the market price of our common stock is likely to decline.

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

Although we provide consulting services primarily on a time and materials compensation basis, approximately 22% of our consulting revenue was derived from fixed-price, fixed-time engagements during the three months ended June 30, 2002, 32% of our consulting revenue was derived from fixed-price, fixed-time engagements for the first quarter of 2002, 14% of our consulting revenue was derived from fixed-price, fixed-time engagements in 2001, and approximately 5% of revenues were derived from fixed-price, fixed-time engagements in 2000. The percentage of our revenues derived from fixed-price, fixed time engagements will fluctuate and may increase in the future, as influenced by changes in demand and market conditions. Our failure to accurately estimate the resources required for a fixed-price, fixed-time engagement or our failure to complete our contractual obligations in a manner consistent with our projections or contractual commitments could harm our overall profitability and our business. From time to time, we have been required to commit unanticipated additional resources to complete some fixed-price, fixed-time engagements, resulting in losses on these engagements. We believe that we may experience similar situations in the future. In addition, we may negotiate a fixed price for some projects before the design specifications are finalized, resulting in a fixed price that is too low and causing a decline in our operating results.

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

WE MAY NOT BE SUCCESSFUL IN RETAINING OUR CURRENT TECHNOLOGY ALLIANCES OR ENTERING INTO NEW ALLIANCES, WHICH COULD HAMPER OUR ABILITY TO MARKET OR DELIVER SOLUTIONS, NEEDED OR DESIRED BY OUR CLIENTS AND LIMIT OUR ABILITY TO INCREASE OR SUSTAIN OUR REVENUES AND ACHIEVE OR MAINTAIN PROFITABILITY.

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

Our success is dependent, in part, upon our intellectual property rights. We rely upon a combination of trade secrets, confidentiality and nondisclosure agreements, and other contractual arrangements, as well as copyright and trademark laws to protect our proprietary rights. We have no significant patents and no pending patent applications. We enter into confidentiality agreements with our employees, we generally require that our consultants and clients enter into these agreements, and we attempt to limit access to and distribution of our proprietary information. Nevertheless, we may be unable to deter misappropriation of our proprietary information or to detect unauthorized use and take appropriate steps to enforce our intellectual property rights or proprietary information.

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

THE LOSS OF MR. JAMES G. GARVEY, JR., OUR FOUNDER, CHAIRMAN, CHIEF EXECUTIVE OFFICER AND PRESIDENT, MAY HARM OUR ABILITY TO OBTAIN AND RETAIN CLIENT ENGAGEMENTS, MAINTAIN A COHESIVE CULTURE, OR COMPETE EFFECTIVELY.

Our success will depend in large part upon the continued services of James G. Garvey, Jr., our founder, Chairman, Chief Executive Officer and President. We have an employment contract with Mr. Garvey. Mr. Garvey is precluded under his agreement from competing against us for one year should he leave us. The loss of Mr. Garvey's services could harm us and cause a loss of investor confidence in our business, which could cause the trading price of our stock to decline. In addition, if Mr. Garvey resigns to join a competitor or to form a competing company, the loss of Mr. Garvey and any resulting loss of existing or potential clients to any competitor could harm our business. If we lose Mr. Garvey, we may be unable to prevent the unauthorized disclosure or use by other companies of our technical knowledge, practices, or procedures. In addition, due to the substantial number of shares of our common stock owned by Mr. Garvey, the loss of Mr. Garvey's services could cause investor or analyst concern that Mr. Garvey may sell a large portion of his shares, which could cause a rapid and substantial decline in the trading price of our common stock.

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

James G. Garvey, Jr., our founder, Chairman, Chief Executive Officer and President, currently owns approximately 64% of our outstanding common stock. Mr. Garvey's stock ownership and management positions enable him to exert considerable influence over our Company, including the election of directors and the approval of other actions submitted to our stockholders. In addition, without the consent of Mr. Garvey, we may be prevented from entering into transactions that could be viewed as beneficial to other stockholders, including a sale of the Company. This could prevent you from selling your stock to a potential acquirer at prices that exceed the market price of our stock, or could cause the market price of our common stock to decline.

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

OUR STOCK REPURCHASE PLAN MAY ADVERSELY AFFECT THE TRADING VOLUME AND LIQUIDITY OF OUR COMMON STOCK AND COULD CAUSE OUR STOCK PRICE TO DECLINE.

In December 2000, our board authorized a stock repurchase plan which authorized us to purchase up to $2 million of our common stock on the open market in compliance with applicable SEC regulations. In August 2001, our board authorized an increase in the maximum amount from $2 million to $7 million. During 2001, we repurchased 4,951,800 shares of our common stock at a cost of approximately $5.3 million. We currently have no plan to repurchase additional shares of our common stock. However, if we do repurchase more shares of our common stock under this plan, the number of shares of our common stock outstanding will decrease. This decrease would likely reduce the trading volume of our common stock and could adversely impact the liquidity and value of our common stock.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

During July and August 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our current and former officers and directors (the "Individual Defendants") and the members of the underwriting syndicate involved in our initial public offering (the "Underwriter Defendants"). All four lawsuits have been transferred to Judge Scheindlin for coordination with more than 300 similar cases. The suits generally allege that: (1) the Underwriter Defendants allocated shares of our initial public offering to their customers in exchange for higher than standard commissions on transactions in other securities; (2) the Underwriter Defendants allocated shares of our initial public offering to their customers in exchange for the customers' agreement to purchase additional shares of our common stock in the after-market at pre-determined prices; (3) we and the Individual Defendants violated section 10(b) of the Securities Exchange Act of 1934 and/or section 11 of the Securities Act of 1933; and (4) the Individual Defendants violated section 20 of the Securities Exchange Act of 1934 and/or section 15 of the Securities Act of 1933. The plaintiffs seek unspecified compensatory damages and other relief. We have sought indemnification from the underwriters of our initial public offering. The plaintiffs filed a consolidated amended complaint in April 2002. In July 2002, we, as part of the group of issuers of shares named in the consolidated litigation and the Individual Defendants, filed a motion to dismiss the consolidated amended complaints. Also in July 2002, the plaintiffs offered to dismiss the Individual Defendants, without prejudice, in exchange for a Reservation of Rights and Tolling Agreement from each Individual Defendant. All of the Individual Defendants in our four lawsuits have indicated that they will accept this offer. We believe that the claims against us are unfounded and without merit and intend to vigorously defend this matter.

In December 2001, we terminated a lease with MCW Brickyard Commercial, L.L.C. ("MCW") for new office space at 699 South Mill Avenue in Tempe, Arizona as a result of MCW's failure to deliver the leased premises in a timely manner and filed suit against MCW in Superior Court in Maricopa County, Arizona to recover damages we incurred in preparing to move to the premises and approximately $414,000 remaining in a construction escrow account. MCW filed an answer, denying all liability and alleging that we caused delays in delivery of the leased premises. During March 2002, MCW filed an amended answer and supplemental counterclaim for lost rent, lost parking income, lost expense income, commissions and unpaid construction costs. MCW also asks for indemnity for construction costs and its attorneys' fees and interest. We believe that the counterclaims are without merit, intend vigorously to prosecute our claim against MCW and to defend against MCW's counterclaim.

In February 2002, we filed suit against Oracle Corporation ("Oracle") in Superior Court in Maricopa County, Arizona for breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation and fraud. We have joined Fleet Business Credit, L.L.C. ("Fleet") as a necessary party. Based upon representations of Oracle, we entered into a lease schedule for software licenses, a payment plan agreement for payments of approximately $2.6 million and a related ordering schedule. The payment plan agreement was purportedly assigned to Fleet. Oracle filed, and in June 2002 the court granted, a motion to dismiss the suit for improper venue, but the court left the action pending as against Fleet. We have reached a conditional settlement with Fleet that calls for payment to Fleet of $100,000 on or before August 31, 2002. If we do not pay Fleet by that date, there is no binding settlement and Fleet would likely pursue a final payment of approximately $500,000 under the payment plan agreement, interest and its fees and expenses.

In connection with offices which have been closed and vacated, there are five pieces of litigation pending against the Company, all of which have been brought as actions for past rent and eviction or unlawful detainer. Of these five, one is presently on appeal of our successful motion to vacate a landlord's judgment, one is subject to a conditional settlement (subject to us making an initial payment of approximately $35,000 on or before September 15, 2002) and three others remain pending before the courts. The aggregate amount claimed in the three pending matters is approximately $735,000. The Company is actively pursuing settlements with the four landlords with which we have not settled. In the event we are unable to reach acceptable settlements, the Company intends to defend itself in these lawsuits.

On August 13, 2002, we filed an action in Superior Court in Arizona against Comerica Bank - California and Comerica Leasing Corporation. In July 2002, Comerica took possession of the equipment we had leased from Comerica, and, by letter dated August 7, 2002, Comerica Bank - California asserted that we owe Comerica approximately $1.4 million for casualty value, late payments and other fees and expenses (with the proceeds from the sale of the leased equipment to be applied to that amount). In its letter, Comerica also claimed that it has a security interest giving it the right to recover that amount by collecting our accounts receivable. In our complaint, we asked the court for an order declaring that Comerica does not have a security interest or the right to collect our accounts and that Comerica is not entitled under its leases to recover from us the casualty value of the leased equipment. We have also asked the court for an order restraining Comerica from intercepting or attempting to intercept payment on our accounts from our customers. We believe that Comerica does not have the interest of a secured party in our accounts and we intend to pursue this action vigorously. No assurance can be given that the Court will grant the relief requested.

Additionally, we are, from time to time, party to various legal proceedings arising in the ordinary course of business. We evaluate such claims on a case-by-case basis, and our policy is to vigorously contest any such claims which we believe are without merit.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default on a master lease agreement to finance computer equipment with Comerica Bank - California and/or Comerica Leasing Corporation, as successor to Imperial Bank Equipment Leasing, a division of Imperial Bank. As of June 30, 2002, approximately $544,000 was outstanding under this master lease agreement. By letter dated August 7, 2002, Comerica stated that we owe Comerica approximately $1.4 million for casualty value, late payments and other fees and expenses (with the proceeds from the sale of the leased equipment to be applied to that amount) and demanded that we provide a list of our accounts by August 16, 2002 so that Comerica could direct payment on our accounts directly to Comerica, in satisfaction of amounts claimed. On August 13, 2002, we filed an action in Superior Court in Arizona against Comerica Bank - California and Comerica Leasing Corporation and asked the court for an order declaring that Comerica does not have a security interest giving it the right to collect our accounts receivable and that Comerica is not entitled under its leases to recover from IIS the casualty value of the leased equipment. We have also asked the court for an order restraining Comerica from intercepting or attempting to intercept payment on our accounts from our customers. Please see "Liquidity and Capital Resources," "Factors that May Affect Future Results and Our Stock Price" and "Legal Proceedings" for additional information.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2001, the Company held its annual meeting of stockholders. At the annual meeting, the Company's stockholders elected James G. Garvey, Jr., John M. Blair, Stephen W. Brown, R. Nicholas Loope and Richard M. Gardner as directors of the Company and ratified the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 31, 2002. With respect to the ratification of KPMG's appointment, 14,876,176 votes were cast in favor, 22,209 were cast against and 18,648 were withheld. With respect to the election of Directors, votes were cast as follows:

   ----------------------- --------------- ---------------- ----------------
    NOMINEE                   VOTES FOR     VOTES AGAINST    VOTES WITHHELD
   ----------------------- --------------- ---------------- ----------------
    James G. Garvey, Jr.     14,791,758          --             125,275
   ----------------------- --------------- ---------------- ----------------
    John M. Blair            14,811,963          --             105,070
   ----------------------- --------------- ---------------- ----------------
    Stephen W. Brown         14,814,038          --             102,995
   ----------------------- --------------- ---------------- ----------------
    R. Nicholas Loope        14,813,838          --             103,195
   ----------------------- --------------- ---------------- ----------------
    Richard M. Gardner       14,812,063          --             104,970
   ----------------------- --------------- ---------------- ----------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10.47  Employment Agreement between the Company and Randall Eckel

         10.48  Employment Agreement between the Company and Kenneth J. Biehl

         99.1 Certification of James G. Garvey, Jr., Chairman, Chief Executive Officer and President

         99.2 Certification of William A. Mahan, EVP, Chief Financial Officer and Treasurer

    (b)  Reports on Form 8-K

         o Form 8-K filed June 4, 2002, to file as exhibit 99.1 a press release titled "IIS Common Stock to Trade on the NASDAQ Small Cap Market."




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            INTEGRATED INFORMATION SYSTEMS, INC.

Dated:  August 14, 2002

                            /s/ William A. Mahan
                            ------------------------------
                            William A. Mahan
                            Executive Vice President, Chief Financial Officer and Treasurer