Form 10-Q
period 2002-09-30
INTEGRATED INFORMATION SYSTEMS INC
filed 2002-11-14
CIK 1059421

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

         AS OF OCTOBER 30, 2002, THERE WERE 16,550,688 SHARES OF COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I       FINANCIAL INFORMATION........................................................................       3

      ITEM 1     UNAUDITED FINANCIAL STATEMENTS...........................................................       3

                 Condensed Consolidated Balance Sheets as of September 30, 2002
                 and December 31, 2001....................................................................       3
`
                 Condensed Consolidated Statements of Operations for the Three and Nine
                 Months Ended September 30, 2002 and 2001.................................................       4

                 Condensed Consolidated Statements of Cash Flows for the Nine
                 Months Ended September 30, 2002 and 2001.................................................       5

                 Notes to Condensed Consolidated Financial Statements.....................................       6

      ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS......................................................      15

      ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK..............................................................................      22

      ITEM 4     CONTROLS AND PROCEDURES .................................................................      28

PART II      OTHER INFORMATION............................................................................      28

      ITEM 1     LEGAL PROCEEDINGS........................................................................      28

      ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K.........................................................      29

SIGNATURES  ..............................................................................................      31


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                               2002               2001
                                                                          -------------       ------------
                                                                           (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents .......................................          $    580           $  5,235
  Restricted cash .................................................               417              1,125
  Accounts receivable, net of allowance of $957 and $6,830,
       at September 30, 2002 and December 31, 2001, respectively ..             3,054              4,688
  Unbilled revenues on contracts ..................................                40                174
  Prepaid expenses and other current assets .......................               295                550
                                                                             --------           --------
           Total current assets ...................................             4,386             11,772
Property and equipment, net .......................................             4,018              8,018
Goodwill ..........................................................             4,745              3,187
Other assets ......................................................               909              1,402
                                                                             --------           --------
                                                                             $ 14,058           $ 24,379
                                                                             ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses ...........................          $  6,975           $  7,476
  Current installments of capital lease obligations ...............             1,700              3,253
  Deferred revenues on contracts ..................................               290                750
                                                                             --------           --------
           Total current liabilities ..............................             8,965             11,479

Note payable to bank ..............................................             4,666                 --
Other non-current liabilities .....................................               267                 --
Capital lease obligations, less current installments ..............               378                902
                                                                             --------           --------
           Total liabilities ......................................            14,276             12,381

Commitments and contingencies
Stockholders' equity (deficit):
   Common stock, $.001 par value, authorized 100,000,000
       shares; issued and outstanding 16,550,688
       shares at September 30, 2002 and December 31, 2001 .........                16                 16
    Additional paid-in capital ....................................            94,154             94,154
    Accumulated deficit ...........................................           (89,077)           (76,836)
    Accumulated other comprehensive loss ..........................               (29)               (54)
                                                                             --------           --------
                                                                                5,064             17,280
    Treasury stock, at cost, 4,951,800 shares at September 30, 2002
       and December 31, 2001 ......................................            (5,282)            (5,282)
                                                                             --------           --------
           Total stockholders' equity (deficit) ...................              (218)            11,998
                                                                             --------           --------
                                                                             $ 14,058           $ 24,379
                                                                             ========           ========



     See accompanying notes to condensed consolidated financial statements.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                                      2002              2001               2002                2001
                                                    --------          --------           ---------          ---------
                                                           (Unaudited)                             (Unaudited)
Revenues   ...............................          $  4,491          $  6,248           $  19,887          $  25,454
Cost of revenues..........................             3,208             5,890              14,849             23,964
Other charges.............................                --                --                  --              2,162
                                                    --------          --------           ---------          ---------
       Gross profit (loss)................             1,283               358               5,038               (672)
                                                    --------          --------           ---------          ---------
Operating Expenses
     Selling and marketing................               912             1,408               2,682              4,343
     General and administrative...........             2,200             7,881              11,092             23,538
     Asset impairment and restructuring
       charges............................            (2,773)               47                 111              9,191
                                                    ---------         --------           ---------          ---------
       Total operating expenses...........               339             9,336              13,885             37,072
                                                    --------          --------           ---------          ---------
       Income (Loss) from operations......               944            (8,978)             (8,847)           (37,744)
Interest income (expense), net............               (31)              207                (207)               801
                                                    --------          --------           ---------          ---------
       Income (Loss) before income taxes
         and cumulative effect of a change
         in accounting principle..........               913            (8,771)             (9,054)           (36,943)
Provision for income taxes................                --                --                  --                 --
                                                    ---------         --------           ---------          ---------
       Income (Loss) before cumulative
         effect of a change in accounting
         principle........................               913            (8,771)             (9,054)           (36,943)
 Cumulative effect of a change in
    accounting principle..................                --                --              (3,187)                --
                                                    --------          --------           ---------          ---------
       Net Income (Loss)..................          $    913          $ (8,771)          $ (12,241)         $ (36,943)
                                                    ========          ========           =========          =========
Income (Loss) per share:
Income (Loss) before  cumulative  effect of
a change in accounting principle..........          $    .06          $  (0.52)          $   (0.55)         $   (1.96)
Cumulative effect of a change in
    accounting principle..................                --                --           $   (0.19)                --
                                                    ---------         --------           ---------          ---------
       Net Income (Loss) per share,
         Basic and diluted................          $    .06          $  (0.52)          $   (0.74)         $   (1.96)
                                                    ========          ========           =========          =========
Weighted average common shares
    outstanding...........................            16,551            16,888              16,551             18,824
                                                    ========          ========           =========          =========


     See accompanying notes to condensed consolidated financial statements.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     2002               2001
                                                                   --------           --------
                                                                          (Unaudited)
Cash flows provided by (used in) operating activities:
    Net loss ...............................................       $(12,241)          $(36,943)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Cumulative effect of a change in accounting principle           3,187                 --
      Depreciation and amortization ........................          3,400              6,399
      Other charges ........................................             --              2,162
      Asset impairment and restructuring charges ...........            111              9,191
      Provisions for doubtful accounts .....................            (26)                28
      Change in assets and liabilities, net of acquisitions:
        Accounts receivable ................................          2,266              2,903
        Income tax receivable ..............................             --                111
        Unbilled revenues on contracts .....................            134                353
        Prepaid expenses and other current assets ..........            255                197
        Other assets .......................................            513               (420)
        Accounts payable and accrued expenses ..............           (951)              (635)
        Deferred revenues on contracts .....................           (539)              (247)
                                                                   --------           --------
           Net cash used in operating activities ...........         (3,891)           (16,901)
                                                                   --------           --------
Cash flows provided by (used in) investing activities:
    Capital expenditures ...................................           (162)            (2,870)
    Proceeds from disposition of assets ....................             97                 --
    Cash paid for acquisitions .............................           (400)            (2,442)
                                                                   --------           --------
           Net cash used in investing activities ...........           (465)            (5,312)
                                                                   --------           --------
Cash flows provided by (used in) financing activities:
    Restricted cash ........................................            708             (2,117)
    Repayments of capital lease obligations ................         (1,032)            (3,290)
    Issuance of common stock and exercise of stock options .             --                160
    Repurchase of common stock .............................             --             (5,215)
                                                                   --------           --------
        Net cash used in financing activities ..............           (324)           (10,462)
                                                                   --------           --------
Effect of exchange rate on cash ............................             25                (15)
                                                                   --------           --------
Decrease in cash and cash equivalents ......................         (4,655)           (32,690)
Cash and cash equivalents, at beginning of period ..........          5,235             46,541
                                                                   --------           --------
Cash and cash equivalents, at end of period ................       $    580           $ 13,851
                                                                   ========           ========


     See accompanying notes to condensed consolidated financial statements.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1. BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. (In this report, "we" or "the Company" means Integrated Information Systems, Inc.) Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

We operate in a highly competitive, consolidating market. The information technology services industry has experienced rapid growth followed by rapid and significant contraction over a relatively short economic cycle. In past periods, our rapid growth phase had required significant investments in infrastructure, facilities, computer and office equipment, human resources and working capital in order to meet the perceived demand. The increased demand did not materialize, and since the third quarter of 2000, the market for our services has changed and declined significantly.

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company's auditors issued their independent auditors' report dated February 15, 2002 stating the Company has suffered negative cash flows from operations and has an accumulated deficit, that raise substantial doubt about our ability to continue as a going concern. We incurred negative cash flows from operations for each of the three years ended December 31, 2001 and for the nine months ended September 30, 2002. The Company also has an accumulated deficit of $89,077,000 through September 30, 2002.

Management responded to these challenges by closing unprofitable offices and reducing staff in remaining offices. We have recorded expenses and charges (asset impairment and restructuring charges) associated with impairments of assets and idle facilities and their related estimated costs of settlement. We continue to closely monitor staff utilization and other operating expenses in order to improve cash flow from operations. In May 2002, we implemented a financial restructuring plan designed to settle obligations for vacated facilities, excess equipment leases, accounts payable and accrued expenses related to those facilities and types of services we were no longer offering to clients in a manner which would achieve the highest possible recoveries for all creditors and stockholders consistent with our ability to pay and to continue our operations. This restructuring was successfully completed on October 15, 2002. See Note 5, "Asset Impairment, Restructuring and Other Charges," and Note 11, "Subsequent Events and Related Party Transactions" for information regarding the restructuring and its impact on the Company and its financial position. As a part of the restructuring, cash receipts have been accelerated through accounts receivable-backed financing to pay settlements, support growth opportunities, support working capital needs and address unanticipated contingencies. To obtain this financing, we pledged substantially all of our assets to the bank as collateral. Additional needed financing may not be available on terms favorable to us, if at all. If we are unable to raise additional capital and significantly reduce operating losses, our business activities may be significantly curtailed. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2. USE OF ESTIMATES

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to long-term service contracts, intangible assets, income taxes, bad debts, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We recorded accruals for the estimated future cash expenditures required from closing vacated offices and disposal of leases for unused equipment. The accruals include estimates of future rent payments and settlements until the obligations are canceled. When actual cash expenditures differed from our estimates, revisions to the estimated liability for closing vacated offices and terminating leases were recorded.

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

In 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) concluded that reimbursements for "out of pocket" expenses should be classified as revenue and, correspondingly, cost of services, in the income statement. The new accounting treatment is applicable to us in 2002 and requires that comparative financial statements for prior periods be reclassified in order to ensure consistency for all periods presented. Accordingly, in our condensed consolidated statements of operations, we included revenues and cost of sales from the reimbursements of expenses incurred of $129,000 and $76,000 for the quarters ended September 30, 2002 and 2001, respectively and $550,000 and $190,000 for the nine month periods ended September 30, 2002 and 2001, respectively.


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

On August 20, 2001, we completed a series of transactions with K2 Digital, Inc. ("K2"), a publicly held digital services firm based in New York City. In that transaction, 24 management and consulting employees of K2 were hired, certain related fixed assets were acquired and the lease agreement for office space of K2 in New York City was assumed. The total purchase price consisted of cash payments of $544,000 for certain K2 assets and the assumption of $709,000 of liabilities. In the purchase price allocation, $927,000 was recorded as goodwill. Due to continuing weak economic conditions subsequent to September 11, 2001, generally weak demand for IT services and other factors in the New York market, management closed the New York K2 operations in July 2002.

On September 28, 2001, a similar series of transactions was completed with STEP Technology, Inc. ("STEP"), a Portland, Oregon-based information technology consulting firm. In that transaction, 54 management and consulting personnel of STEP were hired, certain related assets were acquired and a portion of STEP's office space in Portland was assumed. The total purchase price consisted of cash payments of $1,140,000 for certain STEP assets and for the assumption of $1,041,000 of liabilities. In the purchase price allocation, $1,433,000 was recorded as goodwill. In addition to the cash consideration, under the purchase agreement, if in 2002, 2003, and 2004 annual earnings from STEP operations are positive, STEP is entitled to additional consideration from this transaction based on a percentage of the revenues generated and limited to an agreed upon percentage of earnings.

On October 31, 2001, a series of transactions was completed with INTEFLUX, Inc. ("INTEFLUX"), a privately-owned international technology consulting firm based in Phoenix, Arizona, with operations in New York City and London, England. In that transaction, 19 management and consulting employees of INTEFLUX were hired, certain related assets were acquired and the lease agreements for INTEFLUX's office space in Phoenix and London were assumed. The total purchase price consisted of cash payments of $50,000, the issuance of common stock totaling $187,000 for certain INTEFLUX assets and $319,000 assumed of liabilities. In the purchase price allocation, $346,000 was recorded as goodwill. In addition to the cash and common stock consideration, under the purchase agreement, if in 2002, 2003 and 2004 annual earnings from INTEFLUX operations are positive, INTEFLUX is entitled additional consideration from this transaction based on a percentage of the revenues generated and limited to an agreed upon percentage of earnings or dollar amount.

On November 16, 2001, a series of transactions was completed with Winfield Allen, Inc. ("Winfield Allen"), a Denver, Colorado-based information technology consulting firm. In that transaction, 24 management and consulting personnel of Winfield Allen were hired, certain related assets were acquired and the lease agreement for Winfield Allen's office space in Colorado was assumed. The total purchase price consisted of cash payments of $84,000 and the issuance of common stock totaling $136,000 for certain Winfield Allen assets, the assumption of a note payable for $103,000 and the assumption of $173,000 of liabilities. In the purchase price allocation, $358,000 was recorded as goodwill. In addition to the cash and common stock consideration, under the purchase agreement, if in 2002, 2003, and 2004 annual earnings from Winfield Allen operations are positive, Winfield Allen is entitled to additional consideration from this transaction based on a percentage of the revenues generated and limited to an agreed upon percentage of earnings or dollar amount.

In connection with a recently issued accounting standard, we were required to assess the impairment of our recorded goodwill relating to the above acquisitions. As discussed in Note 9, all of the above goodwill totaling $3,064,000 and related acquisition costs of $123,000 were written off as a non-cash, cumulative effect of a change in accounting principle.

On January 25, 2002, we completed a series of transactions with Goliath Networks, Inc. ("Goliath"), a Madison, Wisconsin-based information technology consultancy. In that transaction, 81 management and consulting personnel of

Goliath were hired, certain related assets acquired and the lease agreements for office space of Goliath in Madison and Milwaukee, Wisconsin were assumed. In the purchase price allocation, $4,745,000 was recorded as goodwill and intangibles. The transaction was paid for with a combination of cash payments totaling $400,000, the issuance of a note payable for $4,750,000 to a bank and the assumption of $567,000 of liabilities. The note payable bears interest at 7% per year. Payments on the note are interest only for the first year. Principal and interest payments for the second, third and fourth years will be based on a ten-year amortization schedule. The unpaid principal will be paid in full at the end of the fourth year. The note payable is collateralized by computer equipment and office equipment owned by the Company.

As part of these acquisitions, intangible assets totaling $607,000 were acquired consisting of non-compete agreements of $250,000 and employee agreements of $357,000. The intangible assets originating from non-compete agreements are amortized over their contractual lives, which are generally five years. The intangible assets arising from employee agreements were amortized over their contractual lives, which were less than one year. It is estimated that most of the goodwill will be deductible for tax purposes, subject to the utilization of the Company's net operating losses.

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

Our condensed consolidated financial statements reflect the results of operations for each acquisition from the transaction date. The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisitions of K2, STEP, INTEFLUX, Winfield Allen and Goliath had been completed as of January 1, 2001 (amounts in thousands, except per share amounts):


                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                   2002           2001
                                                 --------       --------
                                                      (Unaudited)

       Revenues ....................             $ 20,653       $ 52,525
       Operating loss ..............               (8,784)       (46,540)
       Net loss ....................              (12,232)       (46,500)
       Net loss per share ..........                (0.74)         (2.41)


The pro forma results are not indicative of what actually would have occurred if the transactions had been completed as of January 1, 2001. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.


5. ASSET IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

During 2001, we recorded asset impairments and restructuring charges totaling $14,882,000. These charges included a $9,191,000 charge in the second quarter of 2001, related to underutilized computer equipment and leasehold improvements at our data center used for application outsourcing services and a $5,691,000 charge in the fourth quarter of 2001 for expenses incurred in connection with the closing and consolidating of six office locations and abandoned leasehold improvements in an unoccupied seventh location. The charge for closing and consolidating offices consisted of an impairment charge totaling $3,556,000 and an accrual for future cash expenditures, primarily rent-related obligations net of estimated future sublease income, totaling $2,135,000. Additionally, we recorded other charges related to the impairment of inventoried software licenses of $2,162,000 in the second quarter of 2001.


During the first quarter of 2002, commercial real estate markets in some areas continued to be weaker than anticipated, and, accordingly, we re-evaluated our accrual for future cash expenditures for closed office locations. In addition, we executed a series of cost control initiatives to close and consolidate three additional office locations. These activities resulted in asset impairment and restructuring charges totaling $2,751,000 for the first quarter of 2002. The charges consisted of an increase in the accrual to terminate and exit closed facilities totaling $1,108,000, an accrual totaling $1,039,000 for future cash expenditures attributable to closing and consolidating three office locations, impairment charges to fixed assets totaling $482,000 and impairment charges to rent deposits totaling $122,000. In the second quarter of 2002, the Company recorded additional asset impairment charges totaling $133,000 relating to the closure of an office.

During the third quarter of 2002, negotiations with the landlords of each of the closed facilities and the remaining facilities resulted in certain favorable settlements ultimately consummated in October 2002. Accordingly, we again re-evaluated our accrual for closed office locations resulting in a reduction of asset impairment and restructuring charges of $2,773,000.

As of September 30, 2002, we had accrued liabilities for the future cash expenditures attributable to these restructuring charges totaling $1,636,000. Of this obligation, $1,407,000 is classified as current accounts payable and accrued liabilities and $229,000 is classified as other non-current liabilities.

The activity for the nine months ended September 30, 2002 is summarized as follows:

                                       Closed          Asset           Total
                                     Facilities      Impairment    Restructuring
                                      Reserves         Charges        Charges
                                      --------       ----------       -------
   Balance, December 31, 2001        $ 2,583,000

   Accrual for new activities          2,147,000    $    737,000  $   2,884,000
   Changes in previous estimates      (2,773,000)                    (2,773,000)
   Cash payments                        (321,000)
                                     -----------    ------------  -------------
   Balance September 30, 2002          1,636,000    $    737,000  $     111,000
                                                    ============  =============
   Less current portion                1,407,000
                                     -----------
   Long-term portion                 $   229,000
                                     ===========

6. RECLASSIFICATIONS

Certain reclassifications have been made to the prior periods' condensed consolidated financial statement amounts to conform to the current period presentations. See Note 3, "Revenue Recognition," regarding reclassification of out-of-pocket expenses reimbursed by client.


7. RESTRICTED CASH

In October 1999, we signed a lease for a new 71,000 square foot headquarters facility to be constructed as part of a multi-tenant, mixed-use property in Tempe, Arizona. In March and May 2001, we deposited a total of $2,500,000 into a construction escrow account. Through December 31, 2001 and September 30, 2002, $2,091,000 of the restricted cash had been used to fund the build-out of tenant improvements at the new facility. In December 2001, in accordance with provisions of the lease, we terminated our lease for this facility based on construction delays. See additional information under the caption "Legal Proceedings" in Part II, Item 1. No additional amounts are expected to be authorized to be spent from the interest bearing escrow account, and we are currently attempting to recover costs invested in this facility and the construction escrow account balance of approximately $417,000. A liability was recorded in the fourth quarter of 2001 for the escrow account balance, and the leasehold expenditures were written off in December 2001 as part of the asset impairment charges.

In June 2001, we deposited approximately $1,000,000 into a restricted certificate of deposit account. The funds in this account served as collateral against various letters of credit totaling $1,000,000. During the fourth quarter of 2001 and the first, second and third quarters of 2002, $300,000, $227,000, $465,000 and $19,000, respectively, was used in connection with our closures of excess office space and other obligations.

At September 30, 2002, the restricted cash of $417,000 was on deposit in the construction escrow account, for which an offsetting reserve for loss is recorded in accounts payable and accrued expenses.


8.  NET LOSS PER SHARE

The following table sets forth the computation of shares used in computing basic and diluted net gain (loss) per share (in thousands, except per share amounts):


                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                      2002       2001        2002        2001
                                    --------   --------    --------    --------
Net income (loss) ...............   $    913   $ (8,771)   $(12,241)   $(36,943)
                                    ========   ========    ========    ========
Weighted average outstanding
common shares ...................     16,551     16,888      16,551      18,824
Effect of dilutive securities:
    Stock options and warrants ..          -        132          64         162
    Antidilutive effect of
    securities ..................          -       (132)        (64)       (162)
                                    --------   --------    --------    --------
Weighted average and common
equivalent shares outstanding ...     16,551     16,888      16,551      18,824
                                    ========   ========    ========    ========
Net income (loss): ..............   $    .06   $  (0.52)   $  (0.74)   $  (1.96)
                                    ========   ========    ========    ========

9. GOODWILL

In September 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 became effective for us on January 1, 2002 and requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reassessment of the useful lives of existing recognized intangibles, a new method of measuring reported goodwill for impairment and the identification of reporting units for purposes of assessing potential future impairments of goodwill. We had recorded $7,932,000 of goodwill relating to the five acquisitions completed after the effective date of SFAS 141, and there has been no amortization expense recorded in the accompanying financial statements. Among other requirements, SFAS 142 required us to complete a transitional goodwill impairment test on or before June 30, 2002.

In connection with SFAS 142's transitional goodwill impairment evaluation, the Statement required us to perform an assessment of whether there was an indication that goodwill is impaired as of the date of the Company's adoption. To accomplish this, we were required to identify the Company's reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Using the guidance provided in SFAS 142, management determined that it has only one reporting unit. We were required to determine the fair value of our reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, an indication existed that the reporting unit's goodwill may be impaired and we would be required to perform the second step of the transitional impairment test. In this step, we are required to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which must be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141. The residual fair value after this allocation will be the implied fair value of the reporting unit goodwill. If the implied fair value of this reporting unit exceeds the carrying amount, we are required to recognize an impairment loss.

The fair value of our reporting unit and the related implied fair value of its respective goodwill was established using a market capitalization approach supported by a discounted cash flow approach.

In June 2002, we completed the transitional goodwill impairment test in accordance with SFAS 142, which resulted in a non-cash charge of $3,187,000 and is reported in the caption "Cumulative effect of a change in accounting principle" in the Company's condensed consolidated statements of operations. All of the charge was related to the Company's acquisitions completed in 2001. The primary factors that resulted in the impairment charge were the difficult economic environment in the IT professional services sector and the doubt about the Company's ability to continue as a going concern.

In accordance with SFAS 142, the fair value and carrying value of the remaining goodwill of $4,745,000, relating to the acquisition we completed in the first quarter of 2002, will be tested on the Company's annual measurement date in the fourth quarter of 2002.


10. RECENTLY ISSUED FINANCIAL STANDARDS

In September 2001, the FASB issued Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS 141). SFAS 141 became effective for us as of July 1, 2001. It establishes new standards for accounting and reporting requirements for business combinations and requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material impact on our condensed consolidated financial statements.

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

The provisions of SFAS 143 are effective for us on January 1, 2003 and are to be applied prospectively. The adoption of SFAS 143 is not expected to have a material impact on our condensed consolidated financial statements.

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

In November 2001, the Emerging Issues Task Force of the FASB concluded that reimbursements for "out of pocket" expenses should be classified as revenue and, correspondingly, cost of services, in the income statement. The new accounting treatment is applicable to IIS in the first quarter 2002 and requires that comparative financial statements for prior periods be reclassified in order to ensure consistency for all periods presented. Accordingly, in the attached statements of operations, we included revenues from the reimbursements of expenses incurred of $129,000 and $76,000 for the quarters ended September 30, 2002 and 2001, respectively, and $550,000 and $190,000 for the nine month periods ended September 30, 2002 and 2001, respectively.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145), which addresses financial accounting and reporting for reporting gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers and accounting for leases. SFAS 145 requires that gains and losses from the early extinguishment of debt should not be classified as extraordinary, as previously required. SFAS 145 also rescinds Statement 44, which was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980 (Public Law 96-296, 96th Congress, July 1, 1980). Those transitions are completed; therefore, Statement 44 is no longer necessary. Statement 145 also amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also makes various technical corrections to existing pronouncements. Those corrections are not substantive in nature. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of the provisions of SFAS 145 relating to Statement 4 are not expected to have a material impact on our condensed consolidated financial statements. The adoption of the provisions of SFAS 145 relating to Statement 13 do not have a material impact on our condensed consolidated financial statements.

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


In November 2002, the Emerging Issues Task Force of the FASB outlined the criteria that would require a revenue arrangement with multiple deliverables to be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The new accounting treatment is applicable to IIS in the first quarter 2003. We have not yet determined the impact, if any, of adoption on our condensed consolidated financial statements.

11. SUBSEQUENT EVENTS AND RELATED PARTY

On October 15, 2002, we completed a restructuring which satisfied the obligations for certain real estate and equipment leases, certain trade payables and accrued expenses for less than their recorded value. The Company agreed to immediately pay $1,995,000 in cash and $1,221,000 in periodic payments over the next five years satisfying $2,896,000 of recorded accounts payable and accrued expenses, $3,074,000 of capital lease obligations and $229,000 of other non-current liabilities. As a result of the comprehensive settlement, a total of approximately $23.0 million of contractual obligations were satisfied. The effect of the settlement to stockholders' equity was an increase of $5.3 million, of which $2.8 million was recorded as of September 30, 2002 due to the change in estimation of restructuring charges. The completion of the comprehensive settlement with creditors was funded by a revolving bank credit facility of $4,200,000 funded through the sale of accounts receivable at a discount of 1.95%, of which $2,481,000 was used to fund the settlement, including a $422,000 cash reserve account related to the receivables financing. To obtain the financing, we pledged substantially all of our assets to the bank as collateral. Additionally, the Company's key-man life insurance policy of $5,000,000 was assigned to the bank, and the bank was given a warrant to purchase 300,000 shares our common stock at $1.00 per share. Our Chief Executive Officer gave a $1.0 million personal guaranty to the bank as credit support, and, in consideration of his guaranty, we have agreed to make quarterly payments to him at an annual rate of 3% of the average outstanding balance under the facility and to issue him, quarterly, warrants to acquire 20,000 shares of our common stock for each $1.0 million in average outstanding balance under the facility during the quarter. The warrants will have an exercise price of $1.00 per share and will remain exercisable as long as any amount is guaranteed and for a period of one year thereafter, but for not less than five years from issuance. See Note 5, "Asset Impairment, Restructuring and Other Charges."

On November 13, 2002, we executed a definitive agreement with Cunningham Technology Group, Inc. ("CTG"), a Phoenix, Arizona-based information technology consulting firm. The agreement required the hiring of approximately 25 management and consulting employees of CTG, the purchase of certain related fixed assets and the assumption of certain liabilities, including the lease agreement for office space of CTG in Phoenix in exchange for the issuance of 750,000 shares of our common stock.

The following pro forma balance sheet gives effect to the set of transactions consummated on October 15, 2002 as of September 30, 2002 and the acquisition of a peer consultancy:

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET
                                 (In thousands)

                                                               SEPTEMBER 30,        PRO FORMA                  SEPTEMBER 30,
                                                                    2002           ADJUSTMENTS                     2002
                                                               ---------------    --------------               --------------
ASSETS                                                           Unaudited                                       Pro Forma
Current assets........................................
     Cash and cash equivalents........................         $         580            (1,994)      (a)       $        645
                                                                                         2,059       (b)
     Restricted cash..................................                   417               422       (b)                839
     Accounts receivable, net of allowance $1,664.....                 3,054            (2,481)      (b)                573
     Unbilled revenues on contracts...................                    40                                             40
     Prepaid expenses and other current assets........                   295                31       (a)                326
                                                               -------------                                   ------------
        Total current assets..........................                 4,386                                          2,423
Property and equipment, net...........................                 4,018               215       (c)              4,233
Goodwill..............................................                 4,745               205       (c)              4,950
Other assets..........................................                   909                                            909
                                                               -------------                                   ------------
                                                               $      14,058                                   $     12,515
                                                               =============                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses............         $       6,975            (3,436)      (a)       $      3,599
                                                                                            60       (c)
     Current installments of capital lease and                         1,700            (1,642)      (a)                 58
        other obligations.............................
     Deferred revenues on contracts...................                   290                                            290
                                                               -------------                                   ------------
          Total current liabilities...................                 8,965                                          3,947
Note payable to bank..................................                 4,666                                          4,666
Other non-current liabilities.........................                   267               963       (a)              1,230
Capital lease obligations, less current installments..                   378              (358)      (a)                 20
                                                               -------------                                   ------------
          Total liabilities...........................                14,276                                          9,863
Stockholders' equity (deficit):.......................                  (218)            2,510       (a)              2,652
                                                                                           360       (c)
                                                               -------------                                   ------------
                                                               $      14,058                                   $     12,515
                                                               =============                                   ============

-------------------------------------------------------------------------------
(a) Reflects the comprehensive settlement resulting in the elimination of or reduction of real estate and equipment lease obligations and certain accounts payable for cash and periodic payments over five years.

(b) Reflects the sale of $2,481,000 of accounts receivable in accordance with the terms of the credit facility.

(c) Reflects the acquisition of the assets and certain liabilities and the issuance of 750,000 shares of company stock, for pro forma purposes, valued at $.0.48 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements based on current expectations, and we assume no obligation to update these statements. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. These statements are based on our estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include: a reduced demand for Information Technology (IT) services; an inability to raise capital or further reduce operating losses; an inability to increase our market share; difficulties in maintaining our technology alliances; and a continued downturn in economic conditions.

These factors and the other matters discussed below under the heading "Factors That May Affect Future Results and Our Stock Price" may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.


OVERVIEW

Since the third quarter of 2000, the market for IT services has changed dramatically and the demand has declined significantly. As part of our effort to adjust our structure to better address the general economic business climate and the slowdown in the IT professional services market, we have closed underperforming or vacant regional offices, reduced staff in remaining offices, recorded material charges related to underutilized data center facility computer equipment and leasehold improvements and developed and began implementing an aggressive growth strategy through acquiring like-minded peer consultancies. We completed four such acquisitions in 2001, a fifth such transaction during January 2002 and will close a sixth transaction in November 2002 and anticipate additional, similar transactions, in future periods.

We have operated at a loss for each of the last four years with the exception of the third quarter of the current year. The losses, combined with the current market for IT services, have raised substantial doubt about our ability to continue as a going concern. We continue to reduce our operating expenses in order to improve cash flow from operations. During 2002, we were in default of certain operating and capital lease provisions for failure to make timely payment, had received several default notices during 2002 and had been named in a number of related lawsuits. In May 2002, we implemented a financial restructuring plan designed to settle obligations for vacated facilities, excess equipment leases and accounts payable related to those facilities and types of services we were no longer offering to clients in a manner which would achieve the highest possible recoveries for all creditors and stockholders consistent with our ability to pay and to continue our operations. In October 2002, we completed a restructuring which satisfied the obligations for the related real estate and equipment leases and for certain trade payables for less than their recorded value. We agreed to pay $2.0 million in cash at the close of the restructuring and $1.2 million in periodic payments over the next five years satisfying $2.9 million of recorded accounts payable and accrued expenses, $3.1 million of capital lease obligations and $229,000 of other non-current liabilities. As a result of the restructuring, a total of approximately $23.0 million of future contractual obligations were satisfied. We funded the restructuring by selling all of our current accounts receivable, totaling $2.5 million, through a new bank credit facility at a discount of 1.95% and can sell up to $1.7 million more in current accounts receivable under the same arrangement. To obtain the financing, we pledged substantially all of our assets to the bank and we gave the bank a warrant to purchase 300,000 shares of our common stock at $1.00 per share. Additionally, the Company's key-man life insurance policy of $5,000,000 was assigned to the bank. Our Chief Executive Officer gave a $1.0 million personal guaranty to the bank as credit support, and, in consideration of his guaranty, we have agreed to make quarterly payments to him at an annual rate of 3% of the average outstanding balance under the facility and to issue him, quarterly, warrants to acquire 20,000 shares of our common stock for each $1.0 million in average outstanding balance under the facility during the quarter. The warrants will have an exercise price of $1.00 per share and will remain exercisable as long as any amount is guaranteed and for a period of one year thereafter, but for not less than five years from issuance.

We believe that closing the restructuring reduced the risk that we might not be able to continue as a going concern. The remaining unused balance on the credit facility of $1.7 million is available to fund future acquisitions and to support working capital needs; however, availability is dependent upon our ability to generate additional revenues and increase our accounts receivable base. Accordingly, notwithstanding the restructuring, if we are unable to raise additional capital, increase revenues and significantly further reduce operating losses, our business activities may be significantly curtailed.

We derive our revenues primarily from the delivery of professional services. We offer our services to clients under time and materials contracts or under fixed fee contracts. For time and material projects, we recognize revenues based on the number of hours worked by consultants at a rate per hour agreed upon with our clients. We recognize revenues from fixed-price contracts on a percentage-of-completion method based on project hours worked. The percentage of our revenues from fixed-price contracts was approximately 25.5% and 28.1% in the three and nine months ended September 30, 2002 and 11.0% and 8.3% in the corresponding periods of 2001. We provide our application outsourcing services for a minimum monthly fee and charge extra fees for services that exceed agreed-upon parameters. Revenues from these services are recognized as services are provided. Revenues for services rendered are not recognized until collectibility is reasonably assured.

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

We have historically derived and believe that we may continue to derive a significant portion of our revenues from a limited number of clients who may change from period to period (see related discussion below in "Results of Operations"). Any cancellation, deferral, or significant reduction in work performed for our principal clients could harm our business and cause our operating results to fluctuate significantly from period to period. While the Company's overall reliance on a small number of clients has decreased, during the nine months ended September 30, 2002, revenues from two separate clients represented, when added together, approximately 13.4% of our revenues. The revenues from each of these clients declined significantly, starting in the third quarter of 2002, due to the completion of current engagements.

As a result of our investments in infrastructure, recent decreases in revenues and increases in operating expenses, we incurred a net loss in each of the last four years. Our quarterly revenue, cost of revenues, and operating results have varied in the past due to fluctuations in the utilization of project personnel and are likely to vary significantly in the future. Therefore, we believe that period-to-period comparisons of our operating results may not be indicative of future performance and should not necessarily be relied upon.


RECENT ACQUISITIONS

As part of our effort to adjust our structure to better address a rapidly changing and declining IT services market, we developed and began implementing an aggressive growth strategy through acquiring like-minded peer consultancies. The acquisition target companies ideally have leading competitive positions in regional and vertical markets, a proven track record of providing Microsoft-based solutions, a booked backlog of project work for premier clients, managers in place who are capable of leading a regional division for the Company, a working culture and ethic similar to our own and are owned by consultants who remain active in the business. We completed the acquisition of four such consultancies in 2001, a fifth consultancy during January 2002 and will close a sixth transaction in November 2002 and anticipate additional, similar transactions in 2003.

On August 20, 2001, we completed a series of transactions with K2 Digital, Inc. ("K2"), a publicly held digital services firm based in New York City. In that transaction, we hired 24 management and consulting employees of K2, acquired certain related fixed assets and assumed the lease for office space of K2 in New York City. The transactions were paid for with cash and the assumption of certain operating expenses of K2. Due to continuing weak economic conditions subsequent to September 11, 2001, generally weak demand for IT services and other factors in the New York market, management closed the New York K2 operations in July 2002.

On September 28, 2001, we completed a similar series of transactions with STEP Technology, Inc. ("STEP"), a Portland, Oregon-based information technology consulting firm. In that transaction, we hired 54 management and consulting personnel of STEP, acquired certain related assets and assumed the lease for a portion of STEP's office space in Portland. The transaction was paid for with cash and the assumption of certain liabilities of STEP.

On October 31, 2001, we completed a similar series of transactions with INTEFLUX, Inc. ("INTEFLUX"), a Phoenix, Arizona-based information technology consultancy with international operations in London, England. In that transaction, we hired 19 management and consulting personnel of INTEFLUX, acquired certain related assets and assumed the leases for office space of INTEFLUX in Phoenix and London. The transaction was paid for with a combination of cash and restricted shares of our common stock, as well as the assumption of certain liabilities of INTEFLUX.

On November 16, 2001, we completed a similar series of transactions with Winfield Allen, Inc. ("Winfield Allen"), a Denver, Colorado-based information technology consultancy. In that transaction, we hired 24 management and consulting personnel of Winfield Allen, acquired certain related assets, and assumed their leases for office space. The transaction was paid for with a combination of cash, a promissory note and restricted shares of our common stock, as well as the assumption of certain liabilities of Winfield Allen.

On January 25, 2002, we completed a series of transactions to hire the executive management and key professional staff and acquire certain related assets of Goliath Networks, Inc. ("Goliath"), a Madison, Wisconsin-based information technology consulting and services firm. In that transaction, we hired 81 management and consulting personnel of Goliath, acquired certain related assets, and assumed the leases for office space in Madison and Milwaukee, Wisconsin. The transaction was paid for with a combination of cash and issuance of a note payable to a bank.

We anticipate closing on a series of transactions in November 2002 to hire the executive management and key professional staff and acquire certain related assets of Cunningham Technology Group ("CTG"), a Phoenix, Arizona-based information technology consulting and services firm. In this transaction, we will hire approximately 25 management and consulting personnel of CTG acquire and certain related assets. The transaction will be paid by the assumption of certain liabilities and issuance of stock.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to long-term service contracts, bad debts, intangible assets, income taxes, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We recognize revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We review acquired businesses on a periodic basis to determine that the fair value is deemed adequate to support the carrying value of goodwill and other intangible assets. Future adverse changes in market conditions or poor operating results could result in an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. We record accruals for the estimated future cash expenditures required from closing vacated offices. The accruals include estimates of future rent payments and settlements until the obligation is canceled. Should actual cash expenditures differ from our estimates, revisions to the estimated liability for closing vacated offices would be required. We evaluate the requirement for future cash expenditures from contingencies and litigation and record an accrual for contingencies and litigation when exposures can be reasonably estimated and are considered probable. Should the actual results differ from our estimates, revisions to the estimated liability for contingencies and litigation would be required.

RESULTS OF OPERATIONS

REVENUES. For the three months ended September 30, 2002, revenues decreased 27.4% to $4.5 million compared to $6.2 million in the corresponding period of 2001. For the first nine months ended September 30, 2002, revenues decreased 22.0% to $19.9 million compared to $25.5 million in the corresponding period of 2001. The decrease in revenues for the third quarter primarily resulted from a decrease in billed hours of 37.8% to 46,000 hours compared to 74,000 hours for the corresponding quarter in 2001. This decrease in revenues for the third quarter was partially offset by an increase in our average hourly bill rate of 22.7% to $92 compared to $75 in the corresponding quarter in 2001. The increase in our bill rate has resulted from the decline in lower-end service consulting. The decrease in revenues for the nine months ended September 30, 2002 resulted from a decrease in billed hours of 30.5% to 182,000 hours compared to 262,000, which was partially offset by an increase in our average hourly bill rate of 14.9% to $100 compared to $87 for the corresponding period in 2001.

We have substantially reduced our dependency for revenues on a few clients. For the three months ended September 30, 2002, revenues from our largest client were only 8.2% compared to 15.2% during the corresponding period of 2001. For the three months ended September 30, 2002, revenue was generated from 240 clients compared to 129 during the corresponding period of 2001. For the nine months ended September 30, 2002 revenues from our largest client were only 7.2% compared to 25.2% during the corresponding period of 2001. For the nine months ended September 30, 2002, we generated revenues from 498 clients compared to 215 during the corresponding period of 2001.

COST OF REVENUES. Cost of revenues decreased 45.8% to $3.2 million for the three months ended September 30, 2002 compared to $5.9 million for the corresponding period of 2001. Cost of revenues decreased 38.3% to $14.8 million for the nine months ended September 30, 2002 compared to $24.0 million for the corresponding period of 2001. The decrease in cost of revenues for the third quarter resulted from a decrease in overall firm staffing, improved utilization and implementation of hourly and variable pay plans in certain offices. Utilization of consultants in the third quarter increased 8.9 percent to 57.4%, compared to 52.7% for the corresponding quarter in 2001. The decrease in cost of revenues for the nine months ended September 30, 2002 resulted from a decrease in overall firm staffing, improved utilization of 26.4 percent to 60.9% compared to 48.2% for the corresponding period in 2001 and implementation of hourly and variable pay plans in certain offices. We also incurred less depreciation expense for our data center during the nine months ended September 30, 2002 as compared to the corresponding 2001 period primarily due to the $9.2 million charge in the second quarter of 2001 related to underutilized computer equipment and leasehold improvements. This data center was closed during the second quarter of 2002.

OTHER CHARGES. During the second quarter of 2001, we recorded a $2.2 million non-cash charge due to the impairment of inventoried software licenses.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 34.9% to $912,000 for the three months ended September 30, 2002, compared to $1.4 million for the corresponding period of 2001. Selling and marketing expenses decreased 37.2% to $2.7 million for the nine months ended September 30, 2002 compared to $4.3 million for the corresponding period of 2001. The decrease was due primarily to reductions of dedicated sales and marketing personnel and to a lesser extent, decreases in spending for advertising and promotion in the three and nine months ended September 30, 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 72.2% to $2.2 million for the three months ended September 30, 2002, compared to $7.9 million for the corresponding period of 2001. General and administrative expenses decreased 52.8% to $11.1 million for the nine months ended September 30, 2002 compared to $23.5 million for the corresponding period of 2001. These decreases were primarily attributable to recovery of bad debt, reductions in general and administrative personnel, facility rent expense and depreciation expense from closed offices and $350,000 of insurance proceeds related to a litigation settlement recorded in the second quarter 2002. Non-cash charges included $919,000 and $3.4 million of depreciation expense in the three and nine month periods ended September 30, 2002, respectively, compared with $1.4 million and $6.4 million for the three and nine month periods ended September 30, 2001, respectively.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. During the second and third quarters of 2001, we recorded asset impairment and restructuring charges totaling $9,144,000 and $47,000 respectively, related to underutilized computer equipment and leasehold improvements at our data center used for application outsourcing services and a $5,691,000 charge in the fourth quarter of 2001 for expenses incurred in connection with the closing and consolidating of six office locations and abandoned leasehold improvements in an unoccupied seventh location. The charge for closing and consolidating offices consisted of an impairment charge totaling $3,556,000 and an accrual for future cash expenditures, primarily rent-related obligations net of estimated future sublease income, totaling $2,135,000.

During the first quarter of 2002, as a result of weaker than anticipated commercial real estate markets, we re-evaluated our accrual for future cash expenditures for closed office locations. In addition, we executed a series of cost control initiatives to close and consolidate three additional office locations. These activities resulted in asset impairments and restructuring charges totaling $2,751,000 for the first quarter of 2002. The charges consisted of an increase in the accrual to terminate and exit closed facilities totaling $1,108,000, an accrual totaling $1,039,000 for future cash expenditures attributable to closing and consolidating three office locations, impairment charges to fixed assets totaling $482,000 and impairment charges to rent deposits totaling $122,000. In the second quarter of 2002, the Company recorded additional asset impairment charges totaling $133,000 relating to the closure of an office.

During the third quarter of 2002, negotiations with the landlords of each of the closed facilities and the remaining facilities resulted in certain favorable settlements ultimately consummated in October 2002. Accordingly, we re-evaluated our accrual for closed office locations resulting in a net reduction of asset impairment and restructuring charges of $2,773,000.

INTEREST INCOME (EXPENSE), NET. We incurred interest expense, net of interest income, totaling $31,000 for the three months ended September 30, 2002 compared to earning interest income, net of interest expense, of $207,000 for the corresponding period of 2001. We incurred interest expense, net of interest income totaling, $207,000 for the nine months ended September 30, 2002 compared to earning interest income, net of interest expense, of $801,000 for the corresponding period of 2001. These changes were primarily attributable to less cash available for investment during 2002 as compared to the corresponding period in 2001.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations and investments in property and equipment through capital lease financing arrangements, bank borrowings, and equity financings.

We operate in a highly competitive market. The information technology services industry has experienced rapid growth followed by rapid and significant contraction over a relatively short economic cycle. Our rapid growth phase required significant investments in infrastructure, facilities, computer and office equipment, human resources and working capital in order to meet perceived demand. Since the third quarter of 2000, the market for our services has changed and declined significantly. We incurred negative cash flows from operations for each of the three years ended December 31, 2001 and for the nine months ended September 30, 2002. Our auditors issued their independent auditors' report dated February 15, 2002 stating the Company has suffered negative cash flows from operations and has an accumulated deficit, that raise substantial doubt about our ability to continue as a going concern.

In October 2002, we completed a restructuring which satisfied the obligations for the related real estate and equipment leases, certain trade payables and accrued expenses for less than their recorded value. We agreed to pay $2.0 million in cash at the close of the restructuring and $1.2 million in periodic payments over the next five years satisfying $2.9 million of recorded accounts payable and accrued expenses, $3.1 million of capital lease obligations and $229,000 of other non-current liabilities. As a result of the restructuring, a total of approximately $23.0 million of future contractual obligations were satisfied. We funded the restructuring by selling all of our current accounts receivable, totaling $2.5 million, through a new bank credit facility at a discount of 1.95% and can sell up to $1.7 million more in current accounts receivable under the same arrangement.

We believe that closing the restructuring reduced the risk that we might not be able to continue as a going concern. The remaining unused balance on the credit facility of $1.7 million is available to fund future acquisitions and to support working capital needs; however, availability is dependent upon our ability to generate additional revenues and increase our accounts receivable base. Accordingly, notwithstanding the restructuring, if we are unable to raise additional capital and significantly reduce operating losses, our business activities may be significantly curtailed.

Our management is currently pursuing various options in order to provide necessary financing for future operations. Potential means of resolving near term cash flow issues include the following:

     o    A private placement of equity financing;

     o    Projected improvement of operating results;

     o    Improved collections of accounts receivable; and

     o    The sale of excess equipment and intellectual property.

We continue to reduce operating expenses by reducing staff, minimizing the number of outside IT consultants and eliminating unnecessary general and administrative expenses and believe that these actions taken will improve cash flow from operations.

We believe if we can improve operating results, we will generate sufficient resources to ensure uninterrupted performance of our operating obligations. Our continuance as a going concern is dependent upon our ability to generate sufficient cash flow to meet obligations in a timely manner, to obtain additional financing as required and ultimately to attain profitability. There can be no assurance, however, that these sources will be available to us on acceptable terms or when necessary, or that we will be successful in our efforts to improve our operating results.

At September 30, 2002, we had approximately $580,000 in cash and cash equivalents and a deficiency of working capital of approximately $4.6 million, as compared to $5.2 million in cash and cash equivalents and $293,000 in working capital at December 31, 2001.

For the nine months ended September 30, 2002 and 2001, net cash used in operating activities was $3.9 million and $16.9 million, respectively. Cash used in operating activities in each of these periods was the result of net losses, adjusted for non-cash items primarily related to depreciation and amortization, non-cash asset impairment and restructuring charges and fluctuations in accounts receivable, prepaid expenses and other current assets, and accounts payable and accrued expenses. Our collections of accounts receivable improved in the second and third quarters of 2002 with trade receivables averaging 42 days sales outstanding, compared to 53 days sales outstanding for the corresponding period of 2001. Additionally, the percentage of receivables over 90 days as of September 30, 2002 was reduced to 33.2% compared to 59.3% as of September 30, 2001. We continue to reduce the amount of receivables over 90 days and expect our diligence in the collection of receivables to be a source of cash for us in the near term. We recovered a net of $358,000 of bad debt during the quarter ended September 30, 2002.

For the nine months ended September 30, 2002 and 2001, net cash used in investing activities was $465,000 and $5.3 million, respectively. Capital expenditures to support growth in our infrastructure during the nine months ended September 30, 2002 and 2001 totaled $162,000 and $2.9 million, respectively. Cash used as part of the price to acquire the assets of other companies during the nine months ended September 30, 2002 and 2001 totaled $400,000 and $2.4 million, respectively.

For the nine months ended September 30, 2002, net cash used in financing activities was $324,000, compared to net cash used in financing activities for the nine months ended September 30, 2001 of $10.5 million. During the first nine months of 2002, net repayments of capital lease obligations totaled approximately $1.0 million. We also used $708,000 of our restricted cash during the first nine months of 2002 in connection with the Company's closure of excess office space. For the nine months ended September 30, 2001, we repurchased 4,851,800 shares of our common stock for approximately $5.2 million and allocated $2.1 million to restricted cash. Our net repayments of capital lease obligations during the nine months ended September 30, 2001 totaled approximately $3.3 million.

Non-cash investing and financing activities for the nine months ended September 30, 2002 consisted of the issuance of a note payable to a bank of approximately $4.7 million, in conjunction with the acquisition of Goliath and $362,000 of new capital lease obligations for property and equipment, resulting from a renewal of an expired lease. Non-cash investing and financing activities for the nine months ended September 30, 2001 consisted of new capital lease obligations for property and equipment of $150,000.

As of September 30, 2002, we have a note payable to a bank for approximately $4.7 million issued in connection with an acquisition. The note payable bears interest at 7% per year. Payments on the note are interest only for the first year. Principal and interest payments for the second, third and fourth years will be based on a ten-year amortization schedule. The unpaid principal will be paid in full at the end of the fourth year. The note payable is collateralized by computer equipment and office equipment owned by the Company.

In June 2001, we deposited approximately $1.0 million into a restricted certificate of deposit account. The funds in this account served as collateral against various letters of credit. During the fourth quarter of 2001 and the first, second and third quarters of 2002, $300,000, $227,000, $465,000 and $19,000, respectively, was used in connection with our closure of excess office space and other obligations. At September 30, 2002, $417,000 of the restricted cash was on deposit in the construction escrow account established for tenant improvements at the headquarters facility. See Note 7, "Restricted Cash."


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

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived assets and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The provisions of SFAS 143 are effective for us on January 1, 2003 and are to be applied prospectively. The adoption of SFAS 143 is not expected to have a material impact on our consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) that addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. While SFAS 144 supercedes Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 also supercedes certain provisions of ABP Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of SFAS 144 are effective for us on January 1, 2003 and are to be applied prospectively. The adoption of SFAS 144 is not expected to have a material impact on our consolidated financial statements.

In November 2001, the Emerging Issues Task Force of the FASB concluded that reimbursements for "out of pocket" expenses should be classified as revenue and, correspondingly, cost of services, in the income statement. The new accounting treatment is applicable to us in the first quarter of 2002 and requires that comparative financial statements for prior periods be reclassified in order to ensure consistency for all periods presented. Accordingly, in the attached statements of operations, we included revenues and cost of sales from the reimbursements of expenses incurred of $129,000 and $76,000 for the quarters ended September 30, 2002 and 2001, respectively and $550,000 and $190,000 for the nine month periods ended September 30, 2002 and 2001, respectively.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145), which addresses financial accounting and reporting for reporting gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers and accounting for leases. SFAS 145 requires that gains and losses from the early extinguishment of debt should not be classified as extraordinary, as previously required. SFAS 145 also rescinds Statement 44, which was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980 (Public Law 96-296, 96th Congress, July 1, 1980). Those transitions are completed; therefore, Statement 44 is no longer necessary. Statement 145 also amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also makes various technical corrections to existing pronouncements. Those corrections are not substantive in nature. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of the provisions of SFAS 145 relating to Statement 4 are not expected to have a material impact on our consolidated financial statements. The adoption of the provisions of SFAS 145 relating to Statement 13 did not have a material impact on our condensed consolidated financial statements.

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

In November 2002, the Emerging Issues Task Force of the FASB outlined the criteria that would require a revenue arrangement with multiple deliverables to be divided into separate units of accounting and if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units based on their relative fair values. The new accounting treatment is applicable to IIS in the first quarter 2003. We have not yet determined the impact, if any, of adoption on our condensed consolidated financial statements.


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

We incurred negative cash flows from operations in 2001 and continue to do so in 2002. If we are unable to obtain financing on terms acceptable to us, or at all, we may choose or be required to limit or reduce our scope of operations, cease looking for consultancies to consolidate with our business, or, under the worst of circumstances, pursue strategic alternatives such as a sale, merger or recapitalization or seek protection under reorganization, insolvency or similar laws. The acceleration of receipts through accounts receivable financing permitted us to close the restructuring and make settlement payments. However, that funding did not provide us with additional working capital, and the pledge of assets to secure the financing may reduce our ability to obtain new financing. We are also pursuing sources of additional funds in order to take advantage of acquisition or expansion opportunities, develop new services and address unanticipated contingencies. If the best available financing is raising additional capital through the sale of equity securities or through taking on debt with an equity component, whether for funding settlements and working capital needs or for growth through acquisitions, your investment in us would be diluted. The inability to settle obligations on favorable terms, raise financing for the settlements or for working capital or other needs would materially and adversely affect the Company and would likely cause our stock price to further decline.


WE HAVE A CONDITIONAL LISTING ON THE NASDAQ SMALLCAP MARKET; IF WE ARE UNABLE TO MAINTAIN A LISTING ON THE NASDAQ SMALLCAP MARKET, OUR COMMON STOCK MAY BECOME EVEN MORE ILLIQUID AND THE VALUE OF OUR SECURITIES MAY DECLINE FURTHER.

In June 2002, the listing of our common stock was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market and in September 2002 we presented our appeal of a delisting notice to a Listing Qualifications Panel. In October 2002, the Listing Qualifications Panel determined that we had presented a definitive plan for compliance with continued listing requirements and continued the listing of our common stock pursuant to a series of exceptions, including seeking stockholder approval for a reverse split of our common stock to satisfy the $1.00 minimum bid price requirement and regaining compliance with the requirement of $2.5 million in stockholders equity at various points. If we are unable to meet all of the requirements of the exceptions, Nasdaq will delist our common stock. If this occurs, our common stock will likely trade in the over-the-counter market on the National Association of Securities Dealers' OTC Bulletin Board, or its successor, or in the so-called "pink sheets" maintained by Pink Sheets LLC. Such alternative trading markets are generally considered less liquid and efficient than Nasdaq, and although trading in our stock is already relatively thin and sporadic, the liquidity of our common stock may decline further because smaller quantities of shares would likely be bought and sold, transactions could be delayed and news media coverage of us would diminish. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Reduced liquidity may reduce the value of our common stock and our ability to generate additional funding.


WE HAVE EXPERIENCED OPERATING LOSSES AND MAY INCUR OPERATING LOSSES IN FUTURE PERIODS, WHICH COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE FURTHER.

We had a net loss of approximately $12.2 million for the first nine months of 2002, a net loss of approximately $49.4 million for the year ended December 31, 2001, a net loss of $25.4 million for the year ended December 31, 2000 and a net loss of approximately $1.4 million for the year ended December 31, 1999. We expect to continue to incur cash losses during 2002. The Company's auditors issued their independent auditors' report dated February 15, 2002 stating the Company has suffered negative cash flows from operations and has an accumulated deficit that raise substantial doubt about our ability to continue as a going concern. If we do not achieve revenue growth, and are not able to reduce our obligations for equipment and facilities that we no longer need or use, we could experience operating losses greater than already anticipated in 2002 or for periods after 2002. These losses or any fluctuation in our operating results could cause the market value of our common stock to decline further.

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


BECAUSE THE MARKET FOR OUR SERVICES MAY NOT GROW DURING 2002, WE MAY BE UNABLE TO BECOME PROFITABLE.

We offer services in the IT services market. The IT services market began contracting in the second half of 2000 and has not rebounded. We do not anticipate any meaningful growth in the IT services market in the remainder of 2002. While we have taken steps to reduce our costs, if demand for our services does not grow in the future, or if we do not capture sufficient market share for these services, we may be unable to achieve profitability.


OUR RESULTS OF OPERATIONS MAY VARY FROM QUARTER TO QUARTER IN FUTURE PERIODS AND, AS A RESULT, WE MAY NOT MEET THE EXPECTATIONS OF OUR INVESTORS AND ANALYSTS, WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE OR DECLINE.

Our revenues and results of operations have fluctuated significantly in the past and could fluctuate significantly in the future. We realized a net income of $913,000 in the third quarter of 2002, a net loss of $2.5 million in the second quarter of 2002, a net loss of $10.7 million in the first quarter of 2002 and net losses of $8.2 million, $20.0 million, $8.8 million and $12.5 million in the first, second, third, and fourth quarters of 2001, respectively.

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

Although we provide consulting services primarily on a time and materials compensation basis, approximately 27% of our consulting revenue was derived from fixed-price, fixed-time engagements during the three months ended September 30, 2002, 28% of our consulting revenue was derived from fixed-price, fixed-time engagements for the nine months ended September 30, 2002, 14% of our consulting revenue was derived from fixed-price, fixed-time engagements in 2001, and approximately 5% of revenues were derived from fixed-price, fixed-time engagements in 2000. The percentage of our revenues derived from fixed-price, fixed time engagements will fluctuate and may increase in the future, as influenced by changes in demand and market conditions. Our failure to accurately estimate the resources required for a fixed-price, fixed-time engagement or our failure to complete our contractual obligations in a manner consistent with our projections or contractual commitments could harm our overall profitability and our business. From time to time, we have been required to commit unanticipated additional resources to complete some fixed-price, fixed-time engagements, resulting in losses on these engagements. We believe that we may experience similar situations in the future. In addition, we may negotiate a fixed price for some projects before the design specifications are finalized, resulting in a fixed price that is too low and causing a decline in our operating results.


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

Our success will depend in large part upon the continued services of James G. Garvey, Jr., our founder, Chairman, Chief Executive Officer and President. We have an employment contract with Mr. Garvey. Mr. Garvey is precluded under his agreement from competing against us for one year should he leave us. The loss of Mr. Garvey's services could harm us and cause a loss of investor confidence in our business, which could cause the trading price of our stock to decline. In addition, if Mr. Garvey resigns to join a competitor or to form a competing company, the loss of Mr. Garvey and any resulting loss of existing or potential clients to any competitor could harm our business. If we lose Mr. Garvey, we may be unable to prevent the unauthorized disclosure or use by other companies of our technical knowledge, practices, or procedures. In addition, due to the substantial number of shares of our common stock owned by Mr. Garvey, the loss of Mr. Garvey's services could cause investor or analyst concern that Mr. Garvey may sell a large portion of his shares, which could cause a rapid and substantial decline in the trading price of our common stock. We have a $5,000,000 key-man life insurance policy on Mr. Garvey, but we have assigned the policy to a bank in connection with the $4.2 million bank facility.


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


ITEM 4. Controls and Procedures

Within the 90 days prior to the date of this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other facts that could significantly affect our disclosure controls subsequent to the date of their evaluation.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During July and August 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our current and former officers and directors (the "Individual Defendants") and the members of the underwriting syndicate involved in our initial public offering (the "Underwriter Defendants"). All four lawsuits have been transferred to Judge Scheindlin for coordination with more than 300 similar cases. The suits generally allege that: (1) the Underwriter Defendants allocated shares of our initial public offering to their customers in exchange for higher than standard commissions on transactions in other securities; (2) the Underwriter Defendants allocated shares of our initial public offering to their customers in exchange for the customers' agreement to purchase additional shares of our common stock in the after-market at pre-determined prices; (3) we and the Individual Defendants violated section 10(b) of the Securities Exchange Act of 1934 and/or section 11 of the Securities Act of 1933; and (4) the Individual Defendants violated section 20 of the Securities Exchange Act of 1934 and/or section 15 of the Securities Act of 1933. The plaintiffs seek unspecified compensatory damages and other relief. We have sought indemnification from the underwriters of our initial public offering. The plaintiffs filed a consolidated amended complaint in April 2002. In July 2002, we, as part of the group of issuers of shares named in the consolidated litigation and the Individual Defendants, filed a motion to dismiss the consolidated amended complaints. The Underwriter Defendants filed motions to dismiss as well. Also in July 2002, the plaintiffs offered to dismiss the Individual Defendants, without prejudice, in exchange for a Reservation of Rights and Tolling Agreement from each Individual Defendant. All of the Individual Defendants in our four lawsuits have entered into such an agreement. On November 1, 2002, Judge Scheindlin heard oral arguments on the motions to dismiss. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome of the motions or the hearing on the motions. We believe that the claims against us are unfounded and without merit and intend to vigorously defend this matter.

In December 2001, we terminated a lease with MCW Brickyard Commercial, L.L.C. ("MCW") for new office space at 699 South Mill Avenue in Tempe, Arizona as a result of MCW's failure to deliver the leased premises in a timely manner and filed suit against MCW in Superior Court in Maricopa County, Arizona to recover damages we incurred in preparing to move to the premises and funds remaining in a construction escrow account, now approximately $417,000. MCW filed an answer, denying all liability and alleging that we caused delays in delivery of the leased premises. During March 2002, MCW filed an amended answer and supplemental counterclaim for lost rent, lost parking income, lost expense income, commissions and unpaid construction costs. MCW also asks for indemnity for construction costs and its attorneys' fees and interest. We believe that the counterclaims are without merit, intend vigorously to prosecute our claim against MCW and to defend against MCW's counterclaim. In August 2002, MCW filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and our state court litigation is stayed during their bankruptcy.

In February 2002, we filed suit against Oracle Corporation ("Oracle") in Superior Court in Maricopa County, Arizona for breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation and fraud. We joined Fleet Business Credit, L.L.C. ("Fleet") as a necessary party. Oracle filed, and in September 2002 the court granted as to Oracle, a motion to dismiss the suit for improper venue, but the court left the action pending as against Fleet. We have settled the suit with Fleet and funded payment of the settlement in connection with the set of transactions which satisfied the obligations of certain real estate and equipment leases and for certain trade payables for less than their recorded value. Please see "Liquidity and Capital Resources" for additional information about that set of transactions.

In connection with our restructuring, we have settled all litigation with landlords of vacated facilities and the action we brought against Comerica Bank
- California and Comerica Leasing Corporation. Please see "Liquidity and Capital Resources" for additional information about that set of transactions consummated on October 15, 2002.

Additionally, we are, from time to time, party to various legal proceedings arising in the ordinary course of business. We evaluate such claims on a case-by-case basis, and our policy is to vigorously contest any such claims which we believe are without merit.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

          4.4    Anchor Bank Warrant

        10.49    Settlement Agreement with Action Performance Companies, Inc.

        10.50    Sublease Agreement with Action Performance Companies, Inc.

        10.51    Settlement Agreement with Comerica Bank

        10.52    General Business Security Agreement with AnchorBank, fsb

        10.53    Modification of Subordinated Note to AnchorBank, fsb

        10.54    25 Corporate Drive Lease Termination - 4/10/02

        10.55    Las Vegas Lease Termination - 8/02/02

        10.56    Irvine lease Termination and Settlement - 9/30/02

        10.57    New York Stipulation of Settlement - 10/14/02

        10.58    Englewood Lease Termination and Release - 10/15/02

        10.59    Alpharetta Lease Surrender and Termination - 10/16/02

        10.60    Santa Monica Lease Termination - 10/14/02

        10.61    Portland Lease Amendment - 10/4/02

        99.1 Certification of James G. Garvey, Jr., Chairman, Chief Executive Officer and President

        99.2 Certification of William A. Mahan, EVP, Chief Financial Officer and Treasurer

    (b) Reports on Form 8-K

          o Form 8-K filed August 15, 2002, to file as exhibit 99.1 a press release titled "IIS Reports Results for Second Quarter 2002" and, as exhibit 99.2, a press release titled "Integrated Information Systems, Inc. Announces NASDAQ Delisting Notice."

          o Form 8-K filed August 23, 2002, to file as exhibit 99.1 a press release titled "Integrated information Systems, Inc. Announces Appeal of NASDAQ Delisting."

          o Form 8-K filed September 19, 2002 reporting, under Item 5 that on September 18, 2002, NASDAQ informed the Company that its common stock had not maintained the $1,000,000 minimum market value of publicly held shares for the last thirty consecutive trading days.

          o Form 8-K filed October 22, 2002, to file as exhibit 99.1 a press release titled "IIS Completed Comprehensive Financial Restructuring and Obtains Bank Credit Facility Enabling Organic Growth and Consolidation Strategies."

          o Form 8-K filed October 25, 2002, to file as exhibit 99.1 a press release titled "NASDAQ Grants IIS Reasonable Period of Time to Achieve and Sustain Compliance."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         INTEGRATED INFORMATION SYSTEMS, INC.


Dated:  November 14, 2002

                                         /s/  William A. Mahan
                                         -------------------------------------
                                         William A. Mahan
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer

                CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER
                             PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, James G. Garvey, Jr., hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Integrated Information Systems, Inc. (the Registrant);

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-l4) for the Registrant and have:

         a. designed such internal controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the Registrant's internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                /s/ James G. Garvey, Jr.
                                ------------------------
                                James G. Garvey, Jr.
                                Chairman, Chief Executive Officer and President (Principal Executive Officer)

                CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
                             PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, William A. Mahan, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Integrated Information Systems, Inc. (the Registrant);

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-l4) for the Registrant and have:

         a. designed such internal controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the Registrant's internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                         /s/ William A. Mahan
                         -------------------------------
                         William A. Mahan
                         Executive Vice President, Chief Financial Officer and Treasurer
                         (Principal Financial Officer)