Form 10-K
period 2002-12-31
INTEGRATED INFORMATION SYSTEMS INC
filed 2003-04-10
CIK 1059421

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

                (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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
      (State or other jurisdiction                            (I.R.S. Employer
     of incorporation or organization)                       Identification No.)

                   2250 West 14th Street, Tempe, Arizona 85281
          (Address of principal executive offices, including zip code)

      (Registrant's telephone number, including area code): (480) 752-5000

                 Securities registered pursuant to Section 12(g)
                                   of the Act:

                                                                      Aggregate market value
                                                                        of shares held by
           Title of each class           Shares outstanding as         non-affiliates as of
             of voting stock               of March 21, 2003              March 21, 2003
     Common Stock, $0.001 Par Value            3,480,151                  $1,317,000(a)

(a) Approximate value computed by reference to the closing price on March 21, 2003.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

================================================================================

                                                   TABLE OF CONTENTS

                                                                                                  Page

PART I..........................................................................................   1
           Item 1.        Business..............................................................   1
           Item 2.        Properties............................................................   5
           Item 3.        Legal Proceedings.....................................................   5
           Item 4.        Submission of Matters to a Vote of Security Holders...................   6
           Supplemental Item. ..................................................................
                          Executive Officers of the Registrant .................................   6
PART II.........................................................................................   7
           Item 5.        Market for Registrant's Common Stock and Related
                          Stockholder Matters...................................................   7
PART III........................................................................................   9
           Item 6.        Selected Consolidated Financial Data..................................   9
           Item 7.        Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.............................................  10
           Item 7A.       Quantitative and Qualitative Disclosures about Market Risk............  25
           Item 8.        Financial Statements and Supplementary Data...........................  26
           Item 9.        Changes in and Disagreements with Accountants on Accounting and
                          Financial Disclosure..................................................  51
           Item 10.       Directors and Executive Officers of the Registrant....................  51
           Item 11.       Executive Compensation................................................  51
           Item 12.       Security Ownership of Certain Beneficial Owners and Management........  51
           Item 13.       Certain Relationships and Related Transactions........................  52
           Item 14.       Controls and Procedures...............................................  52
PART IV.........................................................................................  52
           Item 15.       Exhibits, Financial Statements, Financial Statement Schedules, and
                          Reports on Form 8-K...................................................  52
SIGNATURES......................................................................................  57
CERTIFICATIONS

PART I

Item 1. Business

Overview

      We are a business and technology consultancy and a leading provider of secure integrated information solutions. With expertise in network design and integration, security, software development and business intelligence solutions, we specialize in securely optimizing, enhancing and extending information applications and networks to serve employees, partners, customers and suppliers. Our clients are Fortune 1000 and middle market businesses in a range of industries, including Financial Services, Transportation, Manufacturing, Education, Healthcare, Retail, Government, Professional Services and Tradeshow/Event Services.

Company History

      Founded in 1989 by our Chief Executive Officer, we have a fourteen-year history of delivering technology solutions to clients. We reincorporated in Delaware in 1999, our principal executive office is located at 2250 West 14th Street, Tempe, Arizona 85281, and our telephone number is 480-752-5000. We maintain a website at www.iis.com, but the information on our website is not part of this annual report.

      We opened an offshore development center in 1999 to offer clients application development services with more competitive pricing and in 2000, we opened several regional offices in the United States, completed both private and public capital raising transactions and opened an application management operations facility in Tempe, Arizona.

      As part of our efforts to combat lower overall demand for information technology (IT) services since the third quarter of 2000, we closed several of the regional offices in the United States, exited most aspects of the hosting business, reduced staff in remaining offices, negotiated a financial restructuring, aggressively cut the basic fixed cost structure of the Company, continued acquiring like-minded peer consultancies and sharpened our focus on solution offerings in the network design and integration, security, software development and business intelligence practices.

Strategy

      Our goal is to be the leading provider of secure integrated information systems solutions to the mid-market. To achieve that goal, we:

      o     Focus on core competencies;

      o     Drive core competencies to sustainable competitive advantage;

      o Allow our focus to create solutions that add value to the client so that solutions can be value-priced and generate "win-win" relationships;

      o Offer solutions with repeatable processes and methodologies to drive customer satisfaction and trust; and

      o     Offer solutions that clients want to buy and can budget.

      In a consolidating market, we will also pursue our goal by continuing to acquire like-minded peer consultancies. We closed four acquisitions through the end of 2001, two acquisitions in 2002 and anticipate closing more transactions in 2003. We believe that the IIS brand and our reputation as a provider of high quality services, in addition to our commitment to this growth strategy, positions us as an attractive acquisition partner for many IT consulting practices.

      The acquisition target consultancies ideally have leading competitive positions in regional and vertical markets, a proven track record of providing Microsoft-based solutions, a list of premier clients, managers in place who are capable of leading a regional division for the Company, a work culture and ethic similar to our own and are owned by consultants who remain active in the business. We also look to reduce redundant positions, consolidate facilities and look for other efficiencies throughout the combined operations. Although these acquisitions are structured to increase our net earnings, acquisitions are risky and involve many uncertainties. Our transactions may decrease, rather than add to, net earnings.

      Our acquisition growth strategy creates opportunities for us to extend our service offerings into new markets quicker than we could through internal development efforts, demonstrate new services to existing clients and establish a presence as the number one or two partner position in each region with key vendors and strategic alliances such as Microsoft and Novell.

Optimizing, Enhancing and Extending Information Applications and Networks

      Our consultants are industry specialists, and clients view them as trusted business advisors. While this helps us determine how to respond to changing market conditions, it also requires our consultants to demonstrate an ongoing understanding of clients' businesses and the competitive markets our clients face. Our clients are able to "do more with less" as a result of our focus on helping them increase revenue, reduce costs, accelerate time to market and better serve their customers in secure environments. We offer high return-on-investment solutions that:

      o OPTIMIZE existing computing infrastructure - consolidation, migration and security solutions. These services help clients lower the total cost of ownership of their information infrastructure, with emphasis on improving the infrastructure already in place.

      o ENHANCE information infrastructure - business intelligence, enterprise directory and identity management, systems integration, application development and network management tools. Once our clients' existing infrastructure is optimized, we can offer them our enhancement services - deployment of an enterprise directory structure for enhanced security and more efficient provisioning, systems integration for improved business systems, and business intelligence systems for improved decision making. Our emphasis is on the integration and improvement of the existing applications already in place.

      o EXTEND information across the value chain - custom software development, enterprise portals, e-commerce and content management. Once our client's information infrastructure has been secured and integrated for productive internal use, we offer solutions that extend their information systems across their value chain for commerce, collaboration and self-service with new application development and deployment.

      We offer four primary categories of solutions: Application & Network Integration Services; Secure Information Systems Services; Business Intelligence; and Business Strategy Services.

Application & Network Integration

      We have built our reputation as an established custom application developer and systems integrator. These practices remain among our core strengths. We design, develop and integrate systems that are:

      o     Innovative;

      o     Cost-Effective;

      o     Secure;

      o     Reliable; and

      o     Scaleable.

      We continue to provide leading edge development and integration in our security, disaster recovery, software development, business intelligence, and wireless service offerings. In addition to these services, we also provide a software developer training curricula.

Secure Information Systems - Secure from Data to Device

      We specialize in helping our clients maximize the value of their IT investments by securing information assets, internally and externally. This is what we call "Secure from Data to Device." Using industry leading analysis and monitoring tools, we offer a full range of security assessment and remediation services to identify and address potential security issues before they become crises and proactively manage future risks. Our services protect information and systems from viruses, security holes, sabotage and network outages. IIS Secure Information Service Areas include:

      o IIS Security On-Ramps(TM) - high impact, fixed price packaged offerings that assess clients' existing exposure to harmful hacker attacks. IIS Security On-Ramps are designed primarily to deliver information to help clients manage risk at a point in time and include:

            o     Internet Vulnerability Assessments;


            o     External Security Assessments;


            o     Internal Security Assessments;

            o     Application Security Assessments; and

            o     Hands-On, Digital Crime Prevention Training.

      o IIS Managed Security Services - a set of subscription-based product offerings. To help clients manage risk on a continuous basis, we offer 24x7x365 Platinum, Gold and Silver levels of:

            o     Monitoring;

            o     Intrusion Detection;

            o     Reporting and Incident Response; and

            o     Servers, Firewalls and Intrusion Detection Systems.

      o IIS Security Professional Services - customized offerings to secure operations, including:

            o     Intensive "Boot Camp" Security Training;

            o     Security Operational Planning;

            o     Secure Design Assessments;

            o     Host Hardening;

            o     Policy Reviews;

            o     Business Continuity/Disaster Recovery Planning;

            o     Remediation; and

            o     Mentoring for Specific Client Situations.

Business Intelligence

      We offer Business Intelligence (BI), Data Warehousing (DW) and Intranet Migration services which permit clients to build and mine large databases to make quicker and better business decisions and lower the total cost of ownership of their information infrastructure. We offer packaged service offerings in the areas of:

      o     Migrations to/from SQL Server;

      o     Existing Data Model Effectiveness;

      o     Database Consolidation;

      o     BI Readiness Assessment; and

      o     BI/DW Quality and Cost Reduction.

      Our design and deployment of comprehensive Business Intelligence solutions in Data Migrations and Consolidations address data acquisition, data preparation, data loading, operational interfaces, application interfaces, application logic segmentation, software licensing, post migration maintenance and support. Our database reviews examine database placement, I/O modeling, tables, indexes, keys, entity relationships, triggers, stored procedures, cursors, and operational views to evaluate the effectiveness of the data model. We also offer services to evaluate the efficiency of existing applications on SQL Server. Throughout the Business Intelligence services offerings, our focus is on solutions that allow clients to get the right information, the first time, when they need it and how they need it.

Business Strategy

      We offer clients access to strategic consultants who translate business concepts into technology plans. Clients utilize our business strategy consultants to assess the business and technology impact of a solution. To make an impact in a client's business, the solution must provide significant improvements in:

      o     Operations;

      o     Revenue;

      o     Market Share;

      o     Brand Awareness; or

      o     Usability.

      After our clients and consultants have established a technology plan, our technology professionals convert the plan into reality. Clients draw on our creative talent, who are selected for their ability to understand technology and business.

Clients

      Over the years, we have worked with business leaders in a variety of industries. During 2002, we, including the professionals in our recently added consultancies, delivered security, business strategy, application development and integration, network integration and outsourcing services to more than 500 clients, including Honeywell, Rayovac, CUNA Mutual and HP. In 2002, client engagements tended to be smaller than engagements in 2001 and 2000, and we diversified our client base through our acquisitions. As a result, customer concentration, and the risks associated with dependence on a small number of large customers, has decreased from previous levels. In 2002, no customer accounted for more than 10% of our revenue. Two clients, American Express and NCS Pearson, accounted for 22% and 12%, respectively, of our revenues in 2001; and two clients, American Express and PartsAmerica.com, Inc., accounted for 24% and 10%, respectively, of our revenues in 2000.

Sales and Marketing

      Historically, our strongest revenue stream has been through the repeat business of key clients. Other than the national service offerings and our inside sales efforts, we do not use a national-focused sales force. Each IIS regional division is responsible for generating new business and maintaining existing relationships to increase revenue. Each regional division General Manager leads a small direct sales force, which is responsible for direct sales to clients in that region. The sales force also includes billable senior professionals and consultants to identify opportunities for repeat business with existing clients. Our growth through acquisition strategy is also designed to ensure that the recently acquired consultancies are able to sell more billable projects to their existing client base by offering existing IIS capabilities, such as Security and Business Intelligence, in addition to their existing services.

      We also generate new clients through our established vendor partnerships with key technology leaders such as Microsoft, Intel, Dell, Compaq, IBM and Novell. Our partners provide training, joint selling, and excellent product offerings to help us deliver best-of-breed solutions to our clients.

Corporate Culture

      Our culture has been built on a foundation of continuous learning, entrepreneurial spirit and team commitment. These are values shared by our recent acquisitions. Within all divisions and at all locations, we encourage and reward entrepreneurial drive and accomplishment. We place high value on continued education, be it in technology, sales and marketing, or customer service.

Competition

      The landscape of the IT services market has changed recently and will continue to change. In early 2001, our management team recognized that consolidation in the market was inevitable, and by mid-year we were able to participate in gaining key market strongholds through acquisitions. Acquisitions and development of a pipeline of potential acquisitions continued in 2002. As long as the business justification remains solid and suitable candidates are identified, we will continue our acquisition strategy in 2003 to add presence in regional and vertical markets in order to remain competitive.

      The IT services market is an intensely competitive market and is characterized by rapid change, both in technology and the level of overall demand for services. We anticipate that the market will remain very competitive and competition is likely to increase. We compete with much larger providers, public and private mid-tier IT providers, specialized e-Business consulting firms, strategy and management consulting firms, offshore application development firms, vendor-based services groups, and the IT departments of clients and potential clients. We believe that the principal competitive factors in those areas of the IT services markets we serve are return on investment, enhancing existing networks and extending the benefits of existing networks and applications, Security and Business Intelligence expertise, overall experience and reputation, and industry specific knowledge. We also believe that we compete favorably with respect to these factors.

Intellectual Property Rights

      We have developed proprietary methodologies, tools, processes, and software in connection with delivering our services. We rely on a combination of trade secret, nondisclosure and other contractual agreements, and copyright and trademark laws to protect our proprietary rights. Existing trade secret and copyright laws afford us only limited protection. We typically enter into confidentiality and non-disclosure agreements with our employees and generally require that our clients enter into similar agreements. These agreements are intended to limit access to and distribution of our proprietary information. In addition, we have entered into non-competition agreements with key employees. There can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

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

Employees

      We understand that concepts for a client solution are only as good as the experts tasked with implementing the technology solution. As a result of our project work over fourteen years and the recent addition of consultancies, we have demonstrated experience in deploying cutting-edge technology solutions in several arenas, including Security and Disaster Recovery, E-Commerce, Wireless Technologies, Web-Enabled Legacy Systems, Financial Reporting Systems and Business Intelligence. We encourage ongoing professional development and provide training opportunities for consultants so that they continue to add new sets of skills to their existing abilities. As of December 31, 2002, we had 153 employees, of which 105 were billable consultants, 22 were in sales and marketing and 26 were general and administrative personnel. Most of our employees are hired on an at-will basis. We believe our relationship with our employees is good, and none of our employees are represented by a union.

Item 2. Properties

      Our headquarters are located in a leased facility in Tempe, Arizona consisting of approximately 7,500 square feet. This lease expires in January 2005. In addition, we have signed leases for three facilities under various terms totaling approximately 22,000 square feet for regional office space in Portland, Oregon, Madison, Wisconsin and Milwaukee, Wisconsin. We also have signed leases on two facilities totaling approximately 45,000 square feet that are being sublet to unrelated parties. We have signed leases on two facilities under various terms totaling approximately 14,700 square feet that we are currently seeking to sublet or terminate. We consider our facilities to be in good operating condition and suitable for their intended purposes.

Item 3. Legal Proceedings

      During July and August 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its current and former officers and directors (the "Individual Defendants") and the members of the underwriting syndicate involved in the Company's initial public offering (the "Underwriter Defendants"). All four lawsuits have been transferred to Judge Scheindlin for coordination with more than 300 similar cases. The suits generally allege that:
(1) the Underwriter Defendants allocated shares of the Company's initial public offering to their customers in exchange for higher than standard commissions on transactions in other securities; (2) the Underwriter Defendants allocated shares of the Company's initial public offering to their customers in exchange for the customers' agreement to purchase additional shares of our common stock in the after-market at pre-determined prices; (3) the Company and the Individual Defendants violated section 10(b) of the Securities Exchange Act of 1934 and/or section 11 of the Securities Act of 1933; and (4) the Individual Defendants violated section 20 of the Securities Exchange Act of 1934 and/or section 15 of the Securities Act of 1933. The plaintiffs seek unspecified compensatory damages and other relief. We have sought indemnification from the underwriters of its initial public offering. In July 2002, we, as part of the group of issuers of shares named in the consolidated litigation and the Individual Defendants, filed a motion to dismiss the consolidated amended complaints. The Underwriter Defendants filed motions to dismiss as well. Also in July 2002, the plaintiffs offered to dismiss the Individual Defendants, without prejudice, in exchange for a Reservation of Rights and Tolling Agreement from each Individual Defendant. All of the Individual Defendants in our four lawsuits have entered into such an agreement. On November 1, 2002, Judge Scheindlin heard oral arguments on the motions to dismiss, and in February 2003, Judge Scheindlin dismissed the section 10(b) claims against the Company but allowed the plaintiffs to continue to pursue the remaining claims. We believe that the claims against the Company are unfounded and without merit and intend to vigorously defend this matter.

      In December 2001, we terminated a lease with MCW Brickyard Commercial, L.L.C. ("MCW") for new office space at 699 South Mill Avenue in Tempe, Arizona as a result of MCW's failure to deliver the leased premises in a timely manner and filed suit against MCW in Superior Court in Maricopa County, Arizona to recover damages it incurred in preparing to move to the premises and for funds remaining in a construction escrow account. MCW filed an answer, denying all liability and alleging that we caused delays in delivery of the leased premises. During March 2002, MCW filed an amended answer and supplemental counterclaim for lost rent, lost parking income, lost expense income, commissions and unpaid construction costs. MCW also sought indemnity for construction costs and its attorneys' fees and interest. In August 2002, MCW filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and the state court litigation was stayed as a result. The Company and MCW signed a settlement agreement during March 2003, and MCW has submitted the settlement to the bankruptcy court for approval. If the settlement is not approved, we will vigorously prosecute our claim against MCW and defend against MCW's counterclaims, which we believe are without merit.

      Additionally, we are, from time to time, party to various legal proceedings arising in the ordinary course of business. We evaluate such claims on a case-by-case basis, and our policy is to vigorously contest any such claims which we believe are without merit.

Item 4. Submission of Matters to a Vote of Security Holders

      On December 19, 2002, we held a special meeting of stockholders to seek approval for a reverse stock split of our common stock. At the meeting, 15,060,508 votes were cast in favor of the reverse split, 140,377 were cast against the reverse split and there were 7,095 abstentions. We effected a one-for-five reverse split of our common stock on December 30, 2002.

Supplemental Item. Executive Officers of the Registrant

      The following table sets forth the names and positions of all of our current executive officers.

        Name               Age                     Position

James G. Garvey, Jr.       38   President, Chief Executive Officer and Chairman
                                  of the Board of Directors

Donald H. Megrath          41   Senior Vice President, Chief Financial Officer

Kenneth J. Biehl           48   Senior Vice President, Controller, Treasurer
                                  and Assistant Secretary

      James G. Garvey, Jr.-- Founded Integrated Information Systems, Inc. in 1989 and has served as our President, Chief Executive Officer, and Chairman of the Board since inception. Mr. Garvey was graduated Cum Laude with a degree in Industrial Engineering from Arizona State University and has completed graduate studies at Arizona State University in computer integrated manufacturing, software development and database design. He is professionally certified in Systems Integration by the Institute of Industrial Engineers and has received certifications from Microsoft, Lotus and Novell. Mr. Garvey serves on the Dean's Advisory Counsel for the ASU Engineering College and the Advisory Board for the ASU Center for Services Marketing. He has also taught an Entrepreneurship Course for the ASU College of Engineering and Applied Science. In addition, Mr. Garvey is a member of the Information Technology Services Marketing Association and the Institute for Industrial Engineers. Mr. Garvey was recognized by the Arizona Software Association as CEO of the Year in 1999 and by Ernst & Young for Technology/eBusiness Entrepreneur of the Year in 2000.

      Donald H. Megrath -- Mr. Megrath joined the Company as Vice President Finance and Operations in September 2001 and was promoted to Senior Vice President and Chief Financial Officer in January 2003. From September 1995 through September 2001, Mr. Megrath held several positions with STEP Technology, Inc., a regional technology consulting firm based in Portland, Oregon, most recently, from April 2000 to September 2001, as Chief Financial Officer. Prior to serving STEP as Chief Financial Officer, he served as Director of Corporate Services Operations and, prior to that, Vice President Operations, New Media. Mr. Megrath received a Master of Business Administration from George Fox University in 1996 and a Bachelor of Arts in Telecommunications from George Fox University in 1984.

      Kenneth J. Biehl -- Mr. Biehl joined our Company as Senior Vice President and Corporate Controller in March 2002 and was appointed Treasurer and Assistant Secretary in May 2002. From March 1999 through March 2002, Mr. Biehl was President of CFO Solutions, a management consulting firm, where he consulted for and was and engaged as: the Executive Vice President and Chief Financial Officer of LeapSource, Inc., an internet-based, web-enabled provider of finance and accounting outsourcing services; the Executive Vice President and Chief Financial Officer of Advance Biometrics, a high-tech software developer and manufacturer of biometric solutions for Internet and physical security; and the Executive Vice President and Chief Financial Officer of DiscoverResorts.com, an Internet-marketed, international resort rental management and services company. From March 1996 through March 1999, Mr. Biehl was Vice President and Chief Financial Officer of Sunstone Hotel Investors, a NYSE real estate investment trust. From March 1997 to March 1999, Mr. Biehl was Vice President and Corporate Controller for Starwood Lodging. Mr. Biehl received his B.S. from Brigham Young University in 1986 and is a Certified Public Accountant. Mr. Biehl is President of LDS Networking, Inc., a national, nonprofit networking company; Chairman of the Networking Committee of the Arizona Management Society, which is affiliated with the Marriott School of Management of Brigham Young University; and Chairman of the Phoenix Chapter of the Financial Executives Networking Group, a national association of over 10,000 senior financial executives.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

      Our common stock commenced public trading on March 17, 2000 in connection with our initial public offering. Our common stock will be delisted from The Nasdaq SmallCap Market on April 10, 2003 and, we believe, will trade on the OTC Bulletin Board under the symbol "IISX". The following table sets forth the high and low closing sale prices of our common stock, as reported by The Nasdaq National Market (through June 5, 2002) and The Nasdaq SmallCap Market (from June 6, 2002 through March 21, 2003), for the periods indicated (adjusted for the one-for-five reverse stock split effected on December 30, 2002):

                                                                           Market Price
                                                                          Low      High

Fiscal Year 2001
     First Quarter..................................................     $8.30    $3.15
     Second Quarter.................................................     $7.25    $2.65
     Third Quarter..................................................     $7.25    $2.75
     Fourth Quarter.................................................     $4.80    $1.50
Fiscal Year 2002
     First Quarter..................................................     $2.00    $0.25
     Second Quarter.................................................     $1.75    $0.35
     Third Quarter..................................................     $1.40    $0.40
     Fourth Quarter.................................................     $2.50    $0.55
Fiscal Year 2003
     Fiscal Year 2003 First Quarter (through March 21, 2003) .......     $1.80    $1.00

      As of March 21, 2003, there were approximately 200 holders of record of our common stock and approximately 2,000 beneficial holders of our common stock.

      We appealed a delisting notification by Nasdaq during 2002 and, in September 2002, presented a plan of compliance to a Nasdaq Qualification Panel. Nasdaq granted us a conditional listing in October 2002, subject to meeting a series of requirements: filing a proxy statement to seek approval of a reverse stock split; attaining a closing bid price of at least $1.00 per share on or before December 31, 2002 and for a minimum of 10 consecutive trading days immediately thereafter; timely filing a Form 10-Q for the quarter ended September 30, 2002 - with pro forma adjustments - evidencing shareholders' equity of $2.5 million or more; demonstrating a market value of publicly held shares of $1.0 million or more on or before December 17, 2002 and for a minimum of ten consecutive trading days thereafter and timely filing our Form 10-K for the fiscal year ending December 31, 2002 evidencing shareholders' equity of $2.5 million or more. We have met all requirements to date, but in March 2003, we notified Nasdaq that our annual report on Form 10-K would not evidence stockholders' equity of $2.5 million. As a result, we asked Nasdaq for additional time to regain compliance with that requirement for continued listing. Nasdaq did not grant us an extension of time to regain compliance with the requirement, and, accordingly, the trading of our common stock will, we believe, move to the OTC Bulletin Board on April 10, 2003. Please see "Factors that May Affect Future Results and Our Stock Price" for additional information.

Equity Compensation Plan Information

      The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), as of December 31, 2002:

                                                                                                            Number of
                                                        Number of                                      securities remaining
                                                     securities to be         Weighted-average         available for future
                                                       issued upon           exercise price of        issuance under equity
                                                       exercise of              outstanding             compensation plans
                                                   outstanding options,      options, warrants        (excluding securities
                Plan Category                      warrants and rights           and rights          reflected in column (a))
                                                           (a)                      (b)                        (c)
Equity compensation plans approved by
security holders:
     1997 Long Term Incentive Plan..........             500,315                    2.51                      651,585
     2000 Employee Stock Purchase Plan......               --                       --                         60,688
Equity compensation plans not approved by
security holders (1):
     2002 Broad-Based Stock Incentive Plan..             492,852                    2.51                      707,148
Total.......................................             993,167                                            1,419,421

      (1) See Note 14 of Notes to Consolidated Financial Statements.

PART III

Item 6. Selected Consolidated Financial Data

      The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section is not intended to replace the consolidated financial statements. The balance sheet data as of December 31, 2002 and statement of operations data for the year then ended has been derived from our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, which has been audited by Hein + Associates LLP, independent certified public accountants. The balance sheet data as of December 31, 2001 and statement of operations data for each of the two years ended December 31, 2001 have been derived from our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, which have been audited by KPMG LLP, independent certified public accountants. The balance sheet data as of December 31, 2000, 1999 and 1998 and statement of operations data for the years ended 1999 and 1998 are derived from our audited historical consolidated financial statements not included in this Annual Report on Form 10-K.

                                                                             Years Ended December 31,
                                                               -------------------------------------------------------------
                                                                 2002          2001         2000         1999         1998
                                                               ---------    ---------    ---------    ---------    ---------
                                                               (In thousands, except per share data)
Statements of Operations Data:
     Revenues .............................................    $ 23,250     $ 31,252     $ 54,290     $ 21,205     $ 7,616
     Cost of revenues .....................................      17,452       29,052       34,542       11,347       4,256
     Other charges ........................................        --          2,162         --           --          --
                                                               ---------    ---------    ---------    ---------    ---------
              Gross profit ................................       5,798           38       19,748        9,858       3,360
                                                               ---------    ---------    ---------    ---------    ---------
     Operating expenses:
         Selling and marketing ............................       3,452        5,620        8,278        2,918       1,276
         General and administrative .......................      12,866       29,694       39,279        8,110       3,067
         Asset impairments, restructuring charges and other      (2,316)      14,882         --           --          --
                                                               ---------    ---------    ---------    ---------    ---------
              Total operating expenses ....................      14,002       50,196       47,557       11,028       4,343
                                                               ---------    ---------    ---------    ---------    ---------
     Loss from operations .................................      (8,204)     (50,158)     (27,809)      (1,170)       (983)
     Interest and other income (expense), net .............        (423)         763        2,381         (237)       (212)
     Provision (benefit) for income taxes .................        --           --           --            (18)         18
                                                               ---------    ---------    ---------    ---------    ---------
              Net loss before preferred stock dividends
                and change in accounting principle ........      (8,627)     (49,395)     (25,428)      (1,389)     (1,213)
     Cumulative effect of a change in accounting principle       (3,187)        --           --           --          --
     Cumulative dividend on preferred stock ...............        --           --           --           (246)       --
                                                               ---------    ---------    ---------    ---------    ---------
              Net loss attributable to common stockholders     $(11,814)    $(49,395)    $(25,428)    $ (1,635)    $(1,213)
                                                               =========    =========    =========    =========    =========

  Basic and diluted earnings (loss) per common share ......    $  (3.54)    $ (13.57)    $  (6.59)    $   (.75)    $  (.60)
                                                               =========    =========    =========    =========    =========
     Weighted average common shares outstanding:
         Basic ............................................       3,342        3,641        3,860        2,166       2,055
                                                               =========    =========    =========    =========    =========
         Diluted ..........................................       3,342        3,641        3,860        2,166       2,055
                                                               =========    =========    =========    =========    =========
Balance Sheets Data:
     Cash and cash equivalents ............................    $  1,145     $  5,235     $ 46,541     $    863       $ 392
     Working capital (deficit) ............................      (2,788)         293       45,540          662          16
     Total assets .........................................      13,280       24,379       81,324       12,118       3,495
     Long-term debt and capital lease obligations, less
         current installments .............................       4,497          902        3,909        1,825       1,032
     Convertible preferred stock ..........................        --           --           --          4,882        --
     Total stockholders' equity (deficiency) ..............         601       11,998       66,150         (704)        (56)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      The following discussion contains forward-looking statements based on current expectations, and we assume no obligation to update these statements. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. These statements are based on our estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include: the loss of one or more of our significant clients; an inability to increase our market share; difficulties in maintaining our technology alliances; a reduced demand for Internet services, and a continued downturn in economic conditions.

      These factors and the other matters discussed below under the heading "Factors that May Affect Future Results and Our Stock Price" may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.

Overview

      Since the third quarter of 2000, the market for IT services has changed dramatically and the demand has declined significantly. As part of our effort to adjust our structure to better address the general economic business climate and the slowdown in the IT professional services market, we have closed underperforming or vacant regional offices, reduced staff in remaining offices, recorded material charges related to underutilized data center facility computer equipment and leasehold improvements and developed and began implementing an aggressive growth strategy through acquiring like-minded peer consultancies. We completed four such acquisitions in 2001, two such transactions in 2002 and anticipate additional, similar transactions, in future periods.

      We have operated at a loss for each of the last four years with the exception of the third and fourth quarters of the current year. The losses, combined with the current market for IT services, have raised concern about our liquidity and continued operations. We continue to reduce our operating expenses in order to improve cash flow from operations. During 2002, we were in default of certain operating and capital lease provisions for failure to make timely payment, had received several default notices during 2002 and had been named in a number of related lawsuits. In May 2002, we implemented a financial restructuring plan designed to settle obligations for vacated facilities, excess equipment leases and accounts payable related to those facilities and types of services we were no longer offering to clients in a manner which would achieve the highest possible recoveries for all creditors and stockholders consistent with our ability to pay and to continue our operations. In October 2002, we completed a restructuring which satisfied the obligations for the related real estate and equipment leases and for certain trade payables for less than their recorded value. We agreed to pay $2.0 million in cash at the close of the restructuring and $1.2 million in periodic payments over the next five years satisfying $2.9 million of recorded accounts payable and accrued expenses, $3.1 million of capital lease obligations and $229,000 of other non-current liabilities. As a result of the restructuring, a total of approximately $23.0 million of current and future contractual obligations were satisfied. We funded the restructuring by selling all of our current accounts receivable, totaling $2.5 million, through a new bank credit facility at a discount of 1.95%, which left us the ability to sell up to $1.7 million more in current accounts receivable under the same arrangement. To obtain the financing, we pledged substantially all of our assets to the bank and we gave the bank a warrant to purchase 60,000 shares of our common stock at $5.00 per share. Additionally, the Company's key-man life insurance policy of $5,000,000 was assigned to the bank. Our Chief Executive Officer gave a $1.0 million personal guaranty to the bank as credit support, and, in consideration of his guaranty, we have agreed to make quarterly payments to him at an annual rate of 3% of the average outstanding balance under the facility and to issue him, quarterly, warrants to acquire 4,000 shares of our common stock for each $1.0 million in average outstanding balance under the facility during the quarter. The warrants will have an exercise price of $5.00 per share and will remain exercisable as long as any amount is guaranteed and for a period of one year thereafter, but for not less than five years from issuance.

      During March and April 2003, we obtained additional credit from our lender for working capital purposes. The bank has loaned us an additional $500,000, which was added to the existing note, deferred principal payments under the note for a year, extended a one-year $1.0 million revolving line of credit and allowed us to retain a greater amount of proceeds from assets sales, with excess proceeds to be applied against the note. To obtain this financing, we cancelled the warrant given in October 2002 and gave the bank a warrant for 300,000 shares at market price and reaffirmed the security interests previously given and the assignment of the key-man life insurance. Additionally, our Chief Executive Officer gave a limited guaranty of $1.0 million for amounts drawn under the revolving line of credit. In February and April 2003, we sold 100,000 shares of preferred stock to an officer and director for total proceeds of $1.0 million. Although no assurances can be given, we believe that the capital and financing arrangements received subsequent to December 31, 2002 and the restructuring accomplished in 2002 and 2003 will allow the company to continue as a going concern. The remaining unused balance on the credit facility of $1.4 million is available to fund future acquisitions and to support working capital needs; however, availability is dependent upon our ability to generate additional revenues and increase our accounts receivable base. Accordingly, notwithstanding the restructuring, if we are unable to raise additional capital, increase revenues and significantly further reduce operating losses, our business activities may be significantly curtailed.

      We derive our revenues primarily from the delivery of professional services. We offer our services to clients under time and materials contracts or under fixed fee contracts. For time and material projects, we recognize revenues based on the number of hours worked by consultants at a rate per hour agreed upon with our clients. We recognize revenues from fixed-price contracts on a percentage-of-completion method based on project hours worked. The percentage of our revenues from fixed-price contracts was approximately 27% in 2002, 14% in 2001 and 5% in 2000. We provide our application outsourcing services for a minimum monthly fee and charge extra fees for services that exceed agreed-upon parameters. Revenues from these services are recognized as services are provided. Revenues for services rendered are not recognized until collectibility is reasonably assured.

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

      We have historically derived and believe that we may continue to derive a significant portion of our revenues from a limited number of clients who may change from period to period (see related discussion below in "Results of Operations"). Any cancellation, deferral, or significant reduction in work performed for our principal clients could harm our business and cause our operating results to fluctuate significantly from period to period. While the Company's overall reliance on a small number of clients has decreased, during the year ended December 31, 2002, revenues from our five largest clients represented, when added together, approximately 26.2% of revenues compared with 51.7% of revenues in 2001. The revenues from each of these clients declined significantly, starting in the third quarter of 2002, due to the completion of current engagements.

      We incurred a net loss in each of the last five years as a result of decreases in revenues (after 2000), investments in infrastructure, and increases in operating expenses and, more recently, as a result of not timely decreasing operating expenses. Our quarterly revenue, cost of revenues, and operating results have varied in the past due to fluctuations in the utilization of project personnel and are likely to vary significantly in the future. Therefore, we believe that period-to-period comparisons of our operating results may not be indicative of future performance and should not necessarily be relied upon.

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

      On November 16, 2001, a series of transactions were completed with Winfield Allen, Inc. ("Winfield Allen"), a Denver, Colorado-based information technology consulting firm. In that transaction, 24 management and consulting personnel of Winfield Allen were hired, certain related assets were acquired and Winfield Allen's leased office space in Colorado was assumed. The total purchase price consisted of cash payments of $84,000 and the issuance of common stock totaling $136,000 for certain Winfield Allen assets, the assumption of a note payable for $103,000 and $173,000 for the assumption of liabilities. In the purchase price allocation, $358,000 was recorded as goodwill. In addition to the cash and common stock consideration, under the purchase agreement, if in 2002, 2003, and 2004 annual earnings from Winfield Allen operations are positive, Winfield Allen is entitled to additional consideration from this transaction based on a percentage of the revenues generated and limited to an agreed upon percentage of earnings or dollar amount. No amount is expected to be paid under this provision.

      During 2002, in connection with the effective date of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," we were required to assess the impairment of our recorded goodwill relating to the above acquisitions. As discussed in Note 17 of the Notes to Consolidated Financial Statements, all of the goodwill recorded through December 31, 2001 totaling $3,064,000 and related acquisition costs of $123,000 were written off as a non-cash, cumulative effect of a change in accounting principle.

      On January 25, 2002, we completed a transaction with Goliath Networks, Inc. ("Goliath"), a Madison, Wisconsin-based information technology consultancy. In that transaction, 81 management and consulting personnel of Goliath were hired, certain related assets acquired and the lease agreements for office space of Goliath in Madison and Milwaukee, Wisconsin were assumed. In the purchase price allocation, $4,829,000 was recorded as goodwill and intangibles. The transaction was paid for with a combination of cash payments totaling $400,000, the issuance of a note payable for $4,750,000 to a bank (see Note 9 of the Notes to Consolidated Financial Statements) and the assumption of $209,000 of liabilities.

      On November 15, 2002, we completed a transaction with Cunningham Technology Group. ("CTG"), a privately-owned technology consulting firm based in Phoenix, Arizona. In that transaction, 17 management and consulting personnel of CTG were hired, certain related assets acquired and certain lease agreements for computers were assumed. In the purchase price allocation, $326,000 was recorded as goodwill and intangibles. The transaction was paid for with a combination of cash payments totaling $374,000, the issuance of 150,000 shares of common stock (valued at $338,000) and the assumption of $131,000 of liabilities. CTG is entitled to additional consideration from this transaction based on a percentage of the revenues generated and limited to an agreed upon percentage of earnings or dollar amount.

      As part of these acquisitions, intangible assets totaling $682,000 were acquired consisting of non-compete agreements of $325,000 and employee agreements of $357,000. The non-compete intangible assets will be amortized over their contractual lives, which are generally five years. The employee agreements' intangible assets were amortized over their contractual lives, which were less than one year. The goodwill recorded for these four acquisitions totals $3,187,000, which includes acquisition related costs of $123,000. It is estimated that most of this goodwill will be deductible for tax purposes, subject to the utilization of the Company's net operating losses. See Note 11 of the Notes to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to intangible assets, long-term service contracts, bad debts, income taxes, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. We recognize revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We record goodwill and other intangible assets from acquisitions. We review the company's intangible assets on a periodic basis to determine if the fair value supports the carrying value of goodwill and other intangible assets. Future adverse changes in market conditions or poor operating results could result in an inability to recover the carrying value of the investments that may not be reflected in the current carrying value of the intangible assets, thereby possibly requiring material impairment charges in the future. The determination of reporting units needed for the impairment calculation also involves a significant amount of judgment. We record a valuation allowance to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that the Company would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. We recorded accruals for the estimated future cash expenditures required from closing our vacated offices. The accruals, through December 31, 2002, include estimates of future rent payments and settlements until the obligation is canceled. Should actual cash expenditures differ from our estimates, revisions to the estimated liability for closing vacated offices would be required. We evaluate the requirement for future cash expenditures resulting from the Company's contingencies and litigation. Should the actual results differ from our estimates, revisions to the estimated liability for contingencies and litigation would be required.

Results of Operations

       The following table sets forth selected financial data for the periods indicated expressed as a percentage of revenues:

                                                                        Years Ended December 31,
                                                                    ------------------------------
                                                                     2002        2001        2000
                                                                    ------     -------      ------
Revenues..........................................................  100.0%      100.0%      100.0%
Cost of revenues..................................................   75.1        93.0        63.6
Other charges.....................................................    --          6.9          --
                                                                    ------     -------      ------
      Gross profit................................................   24.9         0.1        36.4
                                                                    ------     -------      ------
Operating expenses:
    Selling and marketing.........................................   14.8        18.0        15.2
    General and administrative....................................   55.4        95.0        72.4
    Asset impairments, restructuring charges and other............  (10.0)       47.6          --
                                                                    ------     -------      ------
      Total operating expenses....................................   60.2       160.6        87.6
                                                                    ------     -------      ------

                                                                        Years Ended December 31,
                                                                    ------------------------------
                                                                     2002        2001        2000
                                                                    ------     -------      ------
      Loss from operations........................................  (35.3)     (160.5)      (51.2)
Interest and other income (expense), net..........................   (1.8)        2.4         4.4
                                                                    ------     -------      ------
Cumulative effect of a change in accounting principle.............  (13.7)         --          --
                                                                    ------     -------      ------
      Net loss....................................................  (50.8)%    (158.1)%     (46.8)%
                                                                    ======     =======      ======

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Revenues. Revenues decreased 26% to $23.3 million in 2002 from $31.3 million in 2001. Revenues from our largest customer decreased to $1.0 million compared to $6.7 million in 2001. Declines in billed hours resulted in decreases totaling approximately $10.0 million in 2002 compared to 2001. Increases in average hourly bill rates resulted in increases of approximately $2.0 million in revenues in 2002 compared to 2001.

      Cost of Revenues. Cost of revenues decreased 40% to $17.5 million in 2002 from $29.1 million in 2001. As a percentage of revenue, cost of revenues were 75.1% in 2002 compared to 93.0% in 2001, primarily due to a decrease in overall firm staffing and implementation of hourly and variable pay plans and depreciation of data center assets in 2002.

      Other Charges. During 2001, we recorded a $2.2 million non-cash charge due to the impairment of inventoried software licenses.

      Selling and Marketing Expenses. Selling and marketing expenses decreased 38% to $3.5 million in 2002 from $5.6 million in 2001 and as a percentage of revenues decreased to 14.8% in 2002 from 18.0% in 2001. Approximately $2.1 million of the decrease in selling and marketing expenses in 2002 was due primarily to the reduction of dedicated sales and marketing personnel in 2002 compared to 2001.

      General and Administrative Expenses. General and administrative expenses decreased 57% to $12.9 million in 2002 from $29.7 million in 2001 and as a percentage of revenues decreased to 55.3% in 2002 from 95.0% in 2001. The decrease in general and administrative expenses in 2002 was primarily due to management's implementation of its cost reduction plan and are attributable to a reduction in rent expense of $3.7 million, salary expense of $1.8 million, legal expense of $1.6 million, depreciation and amortization expense of $1.3 million, telephone expense of $1.2 million, consulting services of $1.1 million, general office expense of $918,000, taxes and permits expense of $555,000, travel expense of $480,000, recruiting expense of $429,000, a net change in the provision for bad debt expense of $1.7 million and other net cost reductions of $2.0 million.

      Asset Impairments and Restructuring Charges. During 2001, we recorded a $9.2 million impairment charge related to underutilized data center facility computer equipment and leasehold improvements and a $5.7 million charge for expenses incurred in connection with closing and consolidating six office locations. During 2002, in connection with our restructuring efforts and the resulting favorable settlement of certain obligations and lease agreements, we re-evaluated our reserve for closed office locations and recorded a $1.0 million reduction of the restructuring reserve. We also recorded a gain on the settlement of payables of $1.2 million relating to these favorable settlement agreements.

      Interest Expense Net. We incurred interest expense, net of interest income, totaling $0.4 million in 2002 compared to interest income, net of interest expense of $0.8 million in 2001. The change in 2002 was primarily due to interest on bank financing used for acquisitions. The change in 2002 was also due to higher interest income generated in 2001 from invested excess cash.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenues. Revenues decreased 42% to $31.3 million in 2001 from $54.3 million in 2000. Revenues from our largest customer decreased to $6.7 million compared to $13.2 million in 2000. Declines in both billed hours and new engagements resulted in decreases totaling approximately $17.3 million in 2001 compared to 2000. Declines in average hourly bill rates resulted in decreases of approximately $3.0 million in revenues in 2001 compared to 2000. We believe that these declines in revenue reflected general weakening in our industry sector. During 2001, we did not record $2.7 million of revenue in connection with services provided to customers where collection was not deemed probable.

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

Quarterly Results of Operations

      The following table sets forth a summary of our unaudited quarterly operating results for each of the eight quarters ended December 31, 2002, and the percentage of our revenues represented by each item in the respective quarters. This data has been derived from our unaudited interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for a full year or in any future period.

                                                                         Quarters Ended
                               --------------------------------------------------------------------------------------------------
                                 Dec. 31,   Sept. 30,   June 30,     Mar. 31,     Dec. 31,     Sept 30,     June 30,     Mar. 31,
                                  2002        2002        2002        2002         2001          2001         2001        2001
                                ---------  ----------  ---------   ----------   ----------   ----------   ----------   ----------
                                                                         (In thousands)
 Statement of Operations Data:
    Revenues ................   $ 3,363    $  4,491    $  7,129    $   8,267    $   5,988    $   6,172    $   8,655    $  10,437
    Cost of revenues ........     2,603       3,208       5,409        6,232        5,278        5,814        8,649        9,311
    Other charges ...........      --          --          --           --           --           --          2,162         --
                                -------    --------    --------    ---------    ---------    ---------    ---------    ---------
        Gross profit (loss) .       760       1,283       1,720        2,035          710          358       (2,156)       1,126
    Operating expenses:
        Selling and marketing       770         912         716        1,054        1,277        1,408        1,484        1,451
        General and
          administrative ....     1,774       2,200       3,247        5,645        6,156        7,881        7,379        8,278
        Asset impairments,
          restructuring
          charges, and other     (2,427)     (2,773)        133        2,751        5,691           47        9,144         --
                                -------    --------    --------    ---------    ---------    ---------    ---------    ---------
        Total operating
          expenses ..........       117         339       4,096        9,450       13,124        9,336       18,007        9,729
                                -------    --------    --------    ---------    ---------    ---------    ---------    ---------
    Income (loss) from
          operations ........       643         944      (2,376)      (7,415)     (12,414)      (8,978)     (20,163)      (8,603)
    Interest and other
          income (expense),
          net ...............      (216)        (31)       (106)         (70)         (38)         207          210          384
                                -------    --------    --------    ---------    ---------    ---------    ---------    ---------
        Net income (loss)
          before cumulative
          effect of a change
          in accounting
          principle .........   $   427    $    913    $ (2,482)   $  (7,485)   $ (12,452)   $  (8,771)   $ (19,953)   $  (8,219)
                                =======    ========    ========    =========    =========    =========    =========    =========
As a Percentage of Revenues:
    Revenues ................     100.0%      100.0%      100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
    Cost of revenues ........      77.4        71.4        75.9         75.4         88.1         94.2         99.9         89.2
    Other charges ...........      --          --          --           --           --           --           25.0         --
                                -------    --------    --------    ---------    ---------    ---------    ---------    ---------
        Gross profit (loss) .      22.6        28.6        24.1         24.6         11.9          5.8        (24.9)        10.8
                                -------    --------    --------    ---------    ---------    ---------    ---------    ---------
    Operating expenses:
        Selling and marketing      22.9        20.3        10.0         12.7         21.3         22.8         17.1         13.9
        General and
          administrative ....      52.8        49.0        45.5         68.3        102.8        127.7         85.3         79.3
        Asset impairments,
          restructuring
          charges, and other      (72.2)      (61.7)        1.9         33.3         95.1           .8        105.7         --
                                -------    --------    --------    ---------    ---------    ---------    ---------    ---------
        Total operating
          expenses ..........       3.5         7.5        57.4        114.3        219.2        151.3        208.1         93.2
    Income (loss) from
          operations ........      19.1        21.0       (33.3)       (89.7)      (207.3)      (145.5)      (233.0)       (82.4)
    Interest  and other
          income (expense),
          net ...............      (6.4)       (0.7)       (1.5)        (0.8)         (.6)         3.4          2.5          3.7
                                -------    --------    --------    ---------    ---------    ---------    ---------    ---------
        Net income (loss)
          before cumulative
          effect of a change
          in accounting
          principle .........      12.7%       20.3%      (34.8)%      (90.5)%     (207.9)%     (142.1)%     (230.5)%      (78.7)%
                                =======    ========    ========    =========    =========    =========    =========    =========

Liquidity and Capital Resources

      Since inception, we have primarily funded our operations and investments in property and equipment through cash, capital lease financing arrangements, bank borrowings, and equity financings. In January 2000, we raised $20.2 million, before expenses of $800,000, through a private placement of Series C preferred stock to institutional and other accredited investors. In March and April 2000, we raised an additional $67.5 million (net of underwriting discounts and other offering expenses) through our initial public offering of 989,000 shares of our common stock.

      At December 31, 2002, we had approximately $1.1 million in cash and cash equivalents and a $2.8 million working capital deficit, as compared to $5.2 million in cash and cash equivalents and $0.3 million of working capital at December 31, 2001.

      Net cash used in operating activities for the years ended December 31, 2002, 2001, and 2000 was $5.6 million, $23.8 million, and $19.9 million, respectively. Cash used in operating activities in each of these periods was the result of net losses, adjusted for non-cash items related to depreciation, amortization and asset impairment, and fluctuations in receivables, unbilled and deferred revenues on contracts, prepaid expenses and other current assets, and accounts payable and accrued expenses and, in 2002, cumulative effect of change in accounting principle and gain on settlement of debt.

      Net cash used in investing activities for the years ended December 31, 2002, 2001, and 2000 was $0.7 million, $6.9 million, and $16.9 million, respectively. Cash used in investing activities in each period consisted primarily of purchases of computer equipment, furniture and leasehold improvements. During 2002 and 2001 we invested in acquisitions of assets of other companies totaling $0.8 and $2.8 million, respectively. During 2000 we invested approximately $7.0 million, net of leased furniture and equipment, in our application outsourcing services data center. We also invested in geographical expansion during 2000.

      For 2002, net cash provided by financing activities was $2.2 million, compared to net cash used in financing activities in 2001 of $10.6 million and net cash provided by financing activities in 2000 of $82.5 million. During 2002, we obtained additional bank financing of $2.9 million, repaid capital lease obligations of approximately $1.0 million and used approximately $0.3 million of restricted cash. During 2001, we repurchased 990,360 shares of our common stock for approximately $5.3 million. Our net repayments of capital lease obligations totaled approximately $4.4 million for the same period. We also allocated $3.5 million to restricted cash of which $2.4 million was used during 2001. During 2000, we obtained approximately $19.4 million, net of expenses, through a private placement of Series C preferred stock and $67.5 million, net of expenses, through our initial public offering. We used approximately $4.9 million for repayment of debt and capital lease obligations. In 2002, we also assumed a note for $4,500,000 in conjunction with an acquisition.

      Non-cash investing and financing activities for the years ended December 31, 2002, 2001, and 2000 consisted of new capital lease obligations for property and equipment of $0.4 million, $0.2 million and $9.3 million, respectively. In addition, as a result of our acquisitions during 2002 and 2001, we assumed capital lease obligations totaling $24,000 and $0.2 million and issued common stock totaling $0.4 million and $0.3 million, respectively. In 2002, we also assumed a note for $4,750,000 in conjunction with an acquisition.

      As of December 31, 2001, we had a master lease agreement to finance up to $3.0 million of computer equipment with Comerica Leasing Corporation, as successor to Imperial Bank. The master lease agreement had an implied interest rate of approximately 10.5%. As of December 31, 2001, approximately $1.0 million was outstanding under this master lease agreement. The master lease agreement expired on various dates through June 2002. In June 2001, we deposited $1.0 million into a restricted certificate of deposit account. The funds in this account served as collateral against various letters of credit totaling $1.0 million. During 2002 and 2001, $0.7 million and $0.3 million of the funds were drawn down to pay current and future lease obligations. We were in default under the master lease agreement during 2002 and brought suit against Comerica to determine our respective rights under the leases and letters of credit. We settled all outstanding obligations and litigation with Comerica during October 2002 for a payment of $400,000.

      A summary of our contractual cash obligations at December 31, 2002 (adjusted for settlements reached subsequent to year end) follows (amounts in thousands):

                                                Fixed
                                              Settlement   Capital   Operating
                                  Bank Note   Agreements   Leases      Leases     Total
                                  ---------   ----------   ------      ------     -----
2003 .........................     $ --          $180      $   46     $  755     $  981
2004 .........................        282          76          17        639      1,014
2005 .........................        329          38        --          433        800
2006 .........................      4,139          38        --          305      4,482
2007 .........................       --            35        --          167        202
Thereafter ...................       --           --         --         --         --
                                   ------        ----      ------     ------     ------
                                   $4,750        $367      $   63     $2,299     $7,479
                                   ======        ====      ======     ======     ======

      We have incurred significant losses from operations over the past three years. We have a substantial working capital deficit and an accumulated deficit of $88,650,000 as of December 31, 2002. We were also in default under the terms of a factoring agreement with our primary lender on December 31, 2002 and may have been in technical default on other borrowing arrangements with this lender. However, all such defaults and potential defaults were waived by the bank. As a result of these and other factors, there are concerns about the liquidity of the Company at December 31, 2002.

      Our continuation is dependent upon our efforts to raise additional capital, increase revenues, reduce expenses, and ultimately, to achieve profitable operations. We have reduced our obligations and expenses through settlements with creditors, landlords and lessors, reduced our work force, and made substantial reductions to general and administrative expenses throughout 2002 and through the first quarter of 2003.

      Subsequent to December 31, 2002, we obtained the following:

            o     A $500,000 increase to our term loan;
            o     A $1,000,000 Line of Credit with our primary lender; and
            o $1,000,000 of proceeds from the sale of preferred stock to an officer and director of the Company.

      We also reached a new settlement with a primary creditor resulting in the settlement of $901,000 of obligations recorded at December 31, 2002 for a one-time payment of $200,000 and the issuance of 100,000 shares of common stock at $0.95 per share. Furthermore, we have made our cost structure significantly more variable and we believe we can continue to reduce expenses if it is required.

      While we cannot give any assurances that the above actions will be sufficient to ultimately alleviate our liquidity concerns, or that additional borrowings or capital could be obtained under satisfactory terms if they become required, we do believe these actions will enable us to continue as a going concern through December 31, 2003.

Recently Issued Accounting Pronouncements

      In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145), which addresses financial accounting and reporting for reporting gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers and accounting for leases. SFAS 145 requires that gains and losses from the early extinguishment of debt should not be classified as extraordinary, as previously required. SFAS 145 also rescinds Statement 44, which was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980 (Public Law 96-296, 96th Congress, July 1, 1980). Those transitions are completed; therefore, Statement 44 is no longer necessary. Statement 145 also amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also makes various technical corrections to existing pronouncements. Those corrections are not substantive in nature. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The company adopted the provisions of SFAS 145 relating to Statement 4 and, consequently, reported the gain from the settlement of payables in operations. The adoption of the provisions of SFAS 145 relating to Statement 13 did not have a material impact on our consolidated financial statements.

      In June 2002, the FASB issued Statement of Financial Accounting Standards SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We are in the process of evaluating the adoption of SFAS 146 and its impact on the financial position or results of operations.

      In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. We currently account for the Company's stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plan on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. We have adopted the new SFAS 148 disclosure requirements in these financial statements.

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

      We had a net loss of approximately $11.8 million for the year ended December 31, 2002, a net loss of $49.4 million for the year ended December 31, 2001 and a net loss of approximately $25.4 million for the year ended December 31, 2000. If we do not achieve revenue growth and maintain our current cost of structure (or reduce costs further), we could experience continuing operating losses. These losses or any fluctuation in our operating results could cause the market value of our common stock to decline further.

We have not been able to maintain a Nasdaq SmallCap listing, so our common stock may become even more illiquid and the value of our securities may decline further.

      Nasdaq has, effective April 10, 2003, delisted our common stock, and our common stock will likely trade on the National Association of Securities Dealers' OTC Bulletin Board or in the over-the counter market in the so-called "pink sheets" maintained by Pink Sheets LLC. Such alternative trading markets are generally considered less liquid and efficient than Nasdaq, and although trading in our stock is already relatively thin and sporadic, the liquidity of our common stock will probably decline further because smaller quantities of shares will likely be bought and sold, meaning that transactions could be delayed. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Reduced liquidity may reduce the value of our common stock and our ability to generate additional funding.

We may need additional capital which, if not available to us, may alter our business plan or limit our ability to achieve growth in revenues and which, if available and raised, would dilute your ownership interest in us.

      We incurred negative cash flows from operations in 2002 and, to date, have continued to do so in 2003. Although we believe that we have sufficient cash to fund existing operations for the balance of the year, we are pursuing sources of working capital. Even after consideration of the additional funds raised in 2003, we may need to raise additional funds through public or private equity or debt financings in order to:


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

Because the market for our services may not grow during 2003, we may be unable to become profitable.

      We offer services in the IT services market, and that market started contracting in the second half of 2001. We do not anticipate significant growth in the IT services market in 2003. If demand for our services does not grow in the future, or if we do not capture sufficient market share for these services, we may be unable to achieve profitability.

Our results of operations may vary from quarter to quarter in future periods and, as a result, we may not meet the expectations of our investors and analysts, which could cause our stock price to fluctuate or decline.

      Our revenues and results of operations have fluctuated significantly in the past and could fluctuate significantly in the future. We incurred net losses of $7.5 million and $2.5 million in the first and, second quarters of 2002, respectively, and reported earnings of $0.9 million and $0.4 million in the third and fourth quarters of 2002, respectively.

      Our results may fluctuate due to the factors described in this Form 10-K, as well as:

      o     the loss of or failure to replace any significant clients;

      o     variation in demand for our services;

      o     higher than expected bad debt write-offs;

      o     changes in the mix of services that we offer; and

      o     variation in our operating expenses.

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

      Many of our engagements involve the delivery of information technology services that are critical to our clients' businesses. Any defects or errors in these services or failure to meet clients' specifications or expectations could result in:

      o     delayed or lost revenues due to adverse client reaction;

      o requirements to provide additional services to a client at no or a limited charge;

      o     refunds of fees for failure to meet obligations;

      o     negative publicity about us and our services; and

      o     claims for substantial damages against us.

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

      Although we provide consulting services primarily on a time and materials compensation basis, approximately 27% of our consulting revenue was derived from fixed-price, fixed-time engagements in 2002, and approximately 14% of revenues were derived from fixed-price, fixed-time engagements in 2001. The percentage of our revenues derived from fixed-price, fixed time engagements may increase in the future, as influenced by changes in demand and market conditions. Our failure to accurately estimate the resources required for a fixed-price, fixed-time engagement or our failure to complete our contractual obligations in a manner consistent with our projections or contractual commitments could harm our overall profitability and our business. From time to time, we have been required to commit unanticipated additional resources to complete some fixed-price, fixed-time engagements, resulting in losses on these engagements. We believe that we may experience similar situations in the future. In addition, we may negotiate a fixed price for some projects before the design specifications are finalized, resulting in a fixed price that is too low and causing a decline in our operating results.

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

      Although our industry is experiencing significant consolidation, the business areas in which we compete remain intensely competitive and subject to rapid change. We expect competition to continue and to intensify. Our competitors currently fall into several categories and include a range of entities providing both general management and information technology consulting services and internet services. Many of our competitors have longer operating histories, larger client bases, and greater brand or name recognition, as well as greater financial, technical, marketing, and public relations resources. Our competitors may be able to respond more quickly to technological developments and changes in clients' needs. Further, as a result of the low barriers to entry, we may face additional competition from new entrants into our markets. We do not own any technologies that preclude or inhibit competitors from entering the general business areas in which we compete. Existing or future competitors may independently develop and patent or copyright technologies that are superior or substantially similar to our technologies, which may place us at a competitive disadvantage. All of these factors could lead to competitors winning new client engagements that we compete for. If this occurs, our ability to generate increased revenues may be limited and we may not achieve profitability.

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

      James G. Garvey, Jr., our founder, Chairman, President and Chief Executive Officer, currently owns approximately 61% of our outstanding common stock. Mr. Garvey's stock ownership and management positions enable him to exert considerable influence over our Company, including in the election of directors and the approval of other actions submitted to our stockholders. In addition, without the consent of Mr. Garvey, we may be prevented from entering into transactions that could be viewed as beneficial to other stockholders, including a sale of the Company. This could prevent you from selling your stock to a potential acquirer at prices that exceed the market price of our stock, or could cause the market price of our common stock to decline.

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

      In December 2000, our board authorized a stock repurchase plan which authorized us to purchase up to $2 million of our common stock on the open market in compliance with applicable SEC regulations. In August 2001, our board authorized an increase in the maximum amount from $2 million to $7 million. During 2001, we repurchased 990,360 shares of our common stock at a cost of approximately $5.3 million. We currently have no plan to repurchase additional shares of our common stock. However, if we do repurchase more shares of our common stock under this plan, the number of shares of our common stock outstanding will decrease. This decrease would likely reduce the trading volume of our common stock, adversely impacting the liquidity and value of our common stock.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

                                                                                Page
Independent Auditors' Reports..................................................  26

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2002 and 2001..............  28

     Consolidated Statements of Operations for the years ended
         December 31, 2002, 2001 and 2000......................................  29

     Consolidated Statements of Stockholders' Equity (Deficiency)
         for the years ended December 31, 2002, 2001 and 2000..................  30

     Consolidated Statements of Cash Flows for the years ended
         December 31, 2002, 2001 and 2000......................................  31

Notes to Consolidated Financial Statements.....................................  32

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Integrated Information Systems, Inc.
Tempe, Arizona

We have audited the accompanying consolidated balance sheet of Integrated Information Systems, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Information Systems, Inc. as of December 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the consolidated financial statements, effective January 1, 2002, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

As discussed in Notes 2 and 23, subsequent to December 31, 2002, the Company obtained additional financing from a financial institution totaling $1,500,000 and also received $1,000,000 in proceeds from the sale of convertible preferred stock to an officer and director.

HEIN + ASSOCIATES LLP

Phoenix, Arizona
March 7, 2003, except for Notes 2 and 23, the date of which is April 4, 2003

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Integrated Information Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Integrated Information Systems, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Information Systems, Inc. and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered negative cash flows from operations and has an accumulated deficit, that raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 17 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

KPMG LLP

Phoenix, Arizona
February 15, 2002

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                             December 31,
                                                                                        --------------------
                                                                                          2002        2001
                                        ASSETS                                          --------    --------
Current assets:
    Cash and cash equivalents .......................................................   $  1,145    $  5,235
    Restricted cash .................................................................        835       1,125
    Accounts receivable, net (factored with recourse in 2002) .......................      2,153       4,688
    Unbilled revenues on contracts ..................................................        105         174
    Prepaid expenses and other current assets .......................................        177         550
                                                                                        --------    --------
       Total current assets .........................................................      4,415      11,772
Property and equipment, net .........................................................      3,055       8,018
Goodwill ............................................................................      5,080       3,187
Other assets ........................................................................        730       1,402
                                                                                        --------    --------
                                                                                        $ 13,280    $ 24,379
                                                                                        ========    ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses ...........................................   $  3,523    $  7,476
    Amounts due under accounts receivable financing .................................      2,898        --
    Current installments of note payable ............................................        253        --
    Other current liabilities .......................................................        216        --
    Current installments of capital lease obligations ...............................         43       3,253
    Deferred revenues on contracts ..................................................        270         750
                                                                                        --------    --------
       Total current liabilities ....................................................      7,203      11,479
    Capital lease obligations, less current installments ............................         16         902
    Note payable to bank ............................................................      4,481        --
    Other liabilities ...............................................................        979        --
                                                                                        --------    --------
       Total liabilities ............................................................     12,679      12,381
                                                                                        --------    --------
Commitments, contingencies and subsequent events (notes 2, 8, 11, 16, 19 and 23)
Stockholders' equity:
    Preferred stock, $.001 par value 5,000,000 shares authorized and none
       outstanding at December 31, 2002 and 2001 ....................................       --          --
    Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 3,480,151 and 3,310,138 shares at December 31, 2002 and 2001,
       respectively .................................................................          3           3
    Additional paid-in capital ......................................................     94,561      94,167
    Accumulated deficit .............................................................    (88,650)    (76,836)
    Accumulated other comprehensive loss ............................................        (31)        (54)
                                                                                        --------    --------
                                                                                           5,883      17,280
Treasury stock, at cost, 990,360 shares at December 31, 2002 and 2001 ...............     (5,282)     (5,282)
                                                                                        --------    --------
       Total stockholders' equity ...................................................        601      11,998
                                                                                        --------    --------
                                                                                        $ 13,280    $ 24,379
                                                                                        ========    ========

                See accompanying notes to consolidated financial
                                   statements.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                      Years Ended December 31,
                                                               -----------------------------------
                                                                  2002         2001         2000
                                                               ---------    ---------    ---------
Revenues ..................................................    $ 23,250     $ 31,252     $ 54,290
Cost of revenues ..........................................     (17,452)     (29,052)     (34,542)
Other charges .............................................        --         (2,162)        --
                                                               ---------    ---------    ---------
       Gross profit .......................................       5,798           38       19,748
                                                               ---------    ---------    ---------
Operating expenses:
    Selling and marketing .................................       3,452        5,620        8,278
    General and administrative ............................      12,866       29,694       39,279
    Asset impairments and restructuring charges ...........      (1,048)      14,882         --
    Gain on settlement of payables ........................      (1,268)        --           --
                                                               ---------    ---------    ---------
       Total operating expenses ...........................      14,002       50,196       47,557
                                                               ---------    ---------    ---------
       Loss from operations ...............................      (8,204)     (50,158)     (27,809)
Interest and other income .................................          86        1,390        3,197
Interest expense ..........................................        (509)        (627)        (816)
                                                               ---------    ---------    ---------
       Loss before cumulative effect of a change
          in accounting principle .........................      (8,627)     (49,395)     (25,428)
Cumulative effect of a change in accounting principle .....      (3,187)        --           --
                                                               ---------    ---------    ---------
       Net loss ...........................................    $(11,814)    $(49,395)    $(25,428)
                                                               =========    =========    =========
Loss per share:
Loss before cumulative effect of a change in
    accounting principle...................................    $  (2.58)    $ (13.57)    $  (6.59)
Cumulative effect of a change in accounting principle .....        (.95)        --           --
                                                               ---------    ---------    ---------
    Loss per share, basic and diluted .....................    $  (3.53)    $ (13.57)    $  (6.59)
                                                               =========    =========    =========
Weighted average common shares outstanding ................       3,342        3,641        3,860
                                                               =========    =========    =========

                See accompanying notes to consolidated financial
                                   statements.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                      (In thousands, except share amounts)

                                                                                           Accumulated                  Total
                                               Common Stock     Additional                   Other                  Stockholders'
                                           -------------------   Paid-In     Accumulated  Comprehensive  Treasury      Equity
                                             Shares     Amount   Capital       Deficit       Loss         Stock     (Deficiency)
                                           ---------    ------  --------     ----------   -------------   -----     ------------
Balances, January 1, 2000 ...............  2,182,605     $ 2    $  1,307     $ (2,013)      $--           $  --      $   (704)
    Issuance of common stock upon
       conversion of preferred stock.....    907,634       1      24,292         --          --              --        24,293
    Issuance of common stock pursuant to
       IPO, net of costs of $6,659,000...    989,000       1      67,515         --          --              --        67,516
    Issuance of common stock under
       Employee Stock Purchase Plan .....     31,020      --         246         --          --              --           246
    Exercise of stock options ...........     23,125      --         236         --          --              --           236
    Exercise of warrants ................      3,400      --          34         --          --              --            34
    Comprehensive loss:
       Currency translation adjustments .       --        --        --           --          (43)            --           (43)
       Net loss .........................       --        --        --        (25,428)       --              --       (25,428)
                                           ---------    ------  --------     --------     ----------       ------    --------
       Total comprehensive loss .........       --        --        --           --          --              --       (25,471)
                                           ---------    ------  --------     --------     ----------       ------    --------
Balances, December 31, 2000 .............  4,136,784       4      93,630      (27,441)       (43)            --        66,150
    Issuance of common stock in
       connection with acquisitions .....    101,422      --         365         --          --              --           365
    Issuance of common stock under
       Employee Stock Purchase Plan .....     38,292      --         103         --          --              --           103
    Exercise of stock options ...........     24,000      --          73         --          --              --            73
    Purchase of common stock, at cost ...   (990,360)     (1)         (4)        --          --            (5,282)     (5,287)
    Comprehensive loss:
       Currency translation adjustments .       --        --        --           --          (11)            --           (11)
       Net loss .........................       --        --        --        (49,395)       --              --       (49,395)
                                           ---------    ------  --------     --------     ----------       ------    --------
       Total comprehensive loss .........       --        --        --           --          --              --       (49,406)
                                           ---------    ------  --------     --------     ----------       ------    --------
Balances, December 31, 2001 .............  3,310,138       3      94,167      (76,836)       (54)          (5,282)     11,998
    Issuance of common stock in
       connection with acquisitions .....    150,000      --         338         --          --              --           338
    Issuance of common stock for
       consulting services ..............     20,000      --          33         --          --              --            33
    Issuance of common stock for
       rounding upon stock split.........         13      --        --           --          --              --          --
    Warrants issued in relation to
       issuance of Debt..................       --        --          23         --          --              --            23


    Comprehensive loss:
       Currency translation adjustments .       --        --        --           --           23             --            23
       Net loss .........................       --        --        --        (11,814)       --              --       (11,814)
                                           ---------    ------  --------     --------     ----------       ------    --------
       Total comprehensive loss .........       --        --        --           --          --              --       (11,791)
                                           ---------    ------  --------     --------     ----------       -----     --------
Balances, December 31, 2002 .............  3,480,151     $ 3    $ 94,561     $(88,650)      $(31)         $(5,282)   $    601
                                           =========    ======  ========     ========     ==========      =======    ========

                See accompanying notes to consolidated financial
                                   statements.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Years Ended December 31,
                                                                               -----------------------------------
                                                                                 2002          2001        2000
                                                                               ---------    ---------    ---------
Cash flows from operating activities:
     Net loss .............................................................    $(11,814)    $(49,395)    $(25,428)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Cumulative effect of a change in accounting principle ............       3,187         --           --
         Depreciation and amortization ....................................       4,042        7,830        6,895
         Asset impairment, restructuring and other charges ................      (1,048)      17,044         --
         Provision for doubtful accounts ..................................        (757)          36        6,081
         Gain on settlement of debt .......................................      (1,268)        --           --
         Change in assets and liabilities, net of acquisitions:
         Accounts receivable ..............................................       4,367        2,058       (8,671)
         Income tax receivable ............................................        --            111          428
         Unbilled revenues on contracts ...................................          69          502          213
         Prepaid expenses and other assets ................................         392          387       (2,255)
         Other assets .....................................................         643         --           --
         Accounts payable and accrued expenses ............................      (2,860)      (2,501)       2,791
         Deferred revenues on contracts ...................................        (559)         127           53
                                                                               --------     --------     --------
              Net cash used in operating activities .......................      (5,606)     (23,801)     (19,893)
                                                                               --------     --------     --------
Cash flows from investing activities:
     Capital expenditures .................................................        (174)      (4,072)     (16,885)
     Proceeds from disposition of assets ..................................         291         --           --
     Acquisitions .........................................................        (774)      (2,785)        --
                                                                               --------     --------     --------
              Net cash used in investing activities .......................        (657)      (6,857)     (16,885)
                                                                               --------     --------     --------
Cash flows from financing activities:
     Restricted cash ......................................................         290       (1,125)        --
     Net borrowings (repayments) ..........................................       2,898         --         (1,015)
     Repayments of debt ...................................................        --             (9)        (885)
     Repayments of capital lease obligations ..............................      (1,038)      (4,390)      (3,044)
     Issuance of redeemable convertible preferred stock ...................        --           --         19,411
     Proceeds of initial public offering, net of expenses .................        --           --         67,516
     Issuance of common stock and exercise of stock options ...............        --            176          516
     Repurchase of common stock ...........................................        --         (5,289)        --
                                                                               --------     --------     --------
              Net cash provided by (used in) financing activities .........       2,150      (10,637)      82,499
                                                                               --------     --------     --------
Effect of exchange rate on cash ...........................................          23          (11)         (43)
Increase (decrease) in cash and cash equivalents ..........................      (4,090)     (41,306)      45,678
Cash and cash equivalents, at beginning of year ...........................       5,235       46,541          863
                                                                               --------     --------     --------
Cash and cash equivalents, at end of year .................................    $  1,145     $  5,235     $ 46,541
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

(2)   Liquidity and Continued Operations

      The Company has incurred significant losses from operations over the past 3 years, has a substantial working capital deficit and an accumulated deficit of $88,650,000 as of December 31, 2002. The Company was also in default under the terms of its factoring agreement with its primary lender on December 31, 2002 and may have been in technical default on other borrowing arrangements with this lender. However, all such defaults and potential defaults were waived by the bank. As a result of these and other factors, there are concerns about the liquidity of the Company at December 31, 2002.

      The continuation of the Company is dependent upon its efforts to raise additional capital, increase revenues, reduce expenses, and ultimately, to achieve profitable operations. The Company has reduced is obligations and expenses through settlements with creditors, landlords and lessors, reduced its work force, and made substantial reductions to general and administrative expenses throughout 2002 and through the first quarter of 2003.

         Subsequent to December 31, 2002, the Company obtained the following:

            o     A $500,000 increase to its term loan;
            o     A $1,000,000 Line of Credit with its primary lender; and
            o $1,000,000 of proceeds from the sale of preferred stock to an individual who is an officer and director of the Company.

      The Company also reached a new settlement with a primary creditor resulting in the settlement of $901,000 of obligations recorded at December 31, 2002 for a one-time payment of $200,000 and the issuance of 100,000 shares of common stock at $0.95 per share. Furthermore, the Company has made its cost structure significantly more variable and believes it can continue to reduce expenses if it is required.

      While the Company cannot give any assurances that the above actions will be sufficient to ultimately alleviate its liquidity concerns, or that additional borrowings or capital could be obtained under satisfactory terms if they become required, the Company does believe these actions will enable it to continue as a going concern through December 31, 2003.

(3)   Summary of Significant Accounting Policies

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

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company recognizes revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded goodwill and other intangible assets from acquisitions during 2002 and 2001. The Company reviews its intangible assets on a periodic basis to determine if the fair value supports the carrying value of goodwill and other intangible assets. Future adverse changes in market conditions or poor operating results could result in an inability to recover the carrying value of the investments that may not be reflected in the current carrying value of the intangible assets, thereby possibly requiring material impairment charges in the future. The determination of reporting units is integral to the intangible asset impairment test, and requires significant judgments to be made. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. The Company records accruals for the estimated future cash expenditures required from closing its vacated offices. The accruals include estimates of future rent payments and settlements until the obligation is canceled. Should actual cash expenditures differ from the Company's estimates, revisions to the estimated liability for closing vacated offices would be required. The Company evaluates the requirement for future cash expenditures resulting from its contingencies and litigation. The Company records an accrual for contingencies and litigation when exposures can be reasonably estimated and are considered probable. Should the actual results differ from the Company's estimates, revisions to the estimated liability for contingencies and litigation would be required.

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

(f)   Impairment of Long-Lived Assets

      The Company reviews long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

(j)   Research and Development Costs

      Research and development expenditures are charged to operations as incurred. Expenditures for the years ended December 31, 2002, 2001, and 2000 were $0, $25,000, and $77,000, respectively and are included in general and administrative expenses.

(k)   Advertising Costs

      Advertising costs are expensed as incurred. Advertising expense was $43,000, $1,121,000, and $2,722,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

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

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

      The carrying amounts of accounts receivable, accounts payable and accrued expenses are assumed to be the fair values because of the liquidity or short-term maturity of these instruments. The carrying value of the Company's long term debt is assumed to approximate fair value based on the interest rate of the note.

(n)   Supplemental Non-cash Disclosures

      Non-cash investing and financing activities for the years ended December 31, 2002, 2001, and 2000 consisted of new capital lease obligations for property and equipment of $0.4 million, $0.2 million and $9.3 million, respectively. In addition, as a result of acquisitions during 2002 and 2001, the Company assumed capital lease obligations totaling $24,000 and $0.2 million and issued common stock totaling $0.4 million and $0.3 million, respectively.

      In 2002, the Company assumed a $4,750,000 note in conjunction with the acquisition of certain assets of Goliath Networks, Inc.

(o)   Reclassifications

      Certain reclassifications have been made to the prior years' consolidated financial statement amounts to conform to the current year presentation; such reclassifications had no effect on the reported net loss.

(p)   Net Loss Per Share

     For the years ended December 31, 2002, 2001 and 2000 there were 993,000, 887,000 and 553,000 stock options outstanding, respectively. Using the treasury stock method, these options would have resulted in 87,000, 32,800 and 276,400 incremental shares in the diluted loss per share calculation in each year, respectively. However, because of the Company's net loss in each year, all of these options, as well as all warrants, have been excluded from the net loss per share calculation because their effect would be antidilutive.

(4)    Restricted Cash

       During 2000, the Company signed a lease commitment for a new 71,000 square foot headquarters facility in Tempe, Arizona. In March and May 2001, the Company deposited a total of $2,500,000 into a construction escrow account. The funds in this account were being used to fund the build-out of tenant improvements at the new facility. Through December 31, 2002, $2,091,000 of the restricted cash was used, net of interest earned on the deposit, toward these tenant improvements. In December 2001, in accordance with provisions of this lease, the Company terminated its lease for this facility based on construction delays. See note 8 and 19. No additional amounts are expected to be spent from the escrow account and the Company is currently attempting to recover costs invested in this facility.

       In October 2002, the Company secured a revolving bank credit facility of $4,200,000 funded through the sale of accounts receivable, a portion of which is retained by the lender as a cash reserve against receivables sold with recourse. At December 31, 2002, the amount of the cash reserve was $419,000.

       In June 2001, the Company deposited $1,000,000 into a restricted certificate of deposit account. The funds in this account serve as collateral against various letters of credit totaling $1,000,000. As of December 31, 2002, all amounts were used in connection with the Company's closure of excess office space and renegotiation of certain leases. See note 8.

(5)    Accounts Receivable

       In October 2002, the Company entered into a financing agreement with a bank to provide a revolving loan facility. The agreement permits the Company to sell with recourse trade accounts receivable up to $4,200,000, is due on demand and is subject to certain collateral limitations and covenants primarily related to borrowing issuances. The Company pays a fee of 1.95% of the face amount of the factored receivables. The agreement is collateralized by substantially all of the assets of the Company. The agreement expires on October 14, 2003 with automatic one-year renewals. At December 31, 2002, the Company had outstanding borrowings of $2,898,000. For financial presentation purposes, the related receivable and outstanding recourse liability have been included as an asset and liability, respectively, on the balance sheet.

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Accounts receivable consist of the following (amounts in thousands):

                                                              December 31,
                                                         -------------------
                                                           2002        2001
                                                         --------    -------
Trade accounts receivable............................    $ 2,474     $11,518
Less: allowance for doubtful accounts................       (321)     (6,830)
                                                         -------     -------
                                                         $ 2,153     $ 4,688
                                                         =======     =======

(6)   Unbilled and Deferred Revenues on Contracts

      Unbilled revenues on contracts are comprised of costs, plus earnings on certain contracts, based on the percentage-of-completion method, in excess of contractual billings on such contracts. These amounts are billed after year-end and are expected to be collected within 90 days. Billings in excess of costs plus earnings are classified as deferred revenues.

(7)   Property and Equipment

      A summary of property and equipment at December 31, 2002 and 2001 follows (amounts in thousands):

                                                               December 31,
                                                         ---------------------
                                                            2002         2001
                                                         --------     --------
Computer equipment ..................................    $  5,985     $  8,926
Computer and telephone equipment under capital leases         220        8,803
Furniture and fixtures ..............................       3,049        3,271
Office equipment ....................................         564          754
Leasehold improvements ..............................         552        1,961
                                                         --------     --------
                                                           10,370       23,715
Less: accumulated depreciation and amortization .....      (7,315)     (15,697)
                                                         --------     --------
     Property and equipment, net ....................    $  3,055     $  8,018
                                                         ========     ========

(8)   Asset Impairments, Restructuring and Other Charges

      During 2001, the Company recorded asset impairments and restructuring charges totaling $14,882,000. These charges included a $9,191,000 charge in the second quarter of 2001, related to underutilized computer equipment and leasehold improvements at our data center used for application outsourcing services and a $5,691,000 charge in the fourth quarter of 2001 for expenses incurred in connection with the closing and consolidating of six office locations and abandoned leasehold improvements in an unoccupied seventh location. The charge for closing and consolidating offices consisted of an impairment charge totaling $3,556,000 and an accrual for future cash expenditures, primarily rent-related obligations net of estimated future sublease income, totaling $2,135,000. Additionally, the Company recorded other charges related to the impairment of inventoried software licenses of $2,162,000 in the second quarter of 2001.

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

      During the third quarter of 2002, negotiations with the landlords of each of the closed facilities and the remaining facilities resulted in a restructuring of certain obligations and favorable settlements ultimately

              INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consummated in October 2002. Accordingly, we again re-evaluated our accrual for closed office locations resulting in a reduction of the restructuring charge of $2,773,000.

      During the fourth quarter of 2002, we completed a restructuring which satisfied the obligations for certain real estate and equipment leases, certain trade payables and accrued expenses for less than their recorded value. The Company agreed to immediately pay $1,995,000 in cash and $1,221,000 in periodic payments over the next five years satisfying $2,686,000 of recorded accounts payable and accrued expenses, $3,074,000 of capital lease obligations and $229,000 of other non-current liabilities. As a result of the comprehensive settlement, a total of approximately $23.0 million of contractual obligations were satisfied and a reduction of the restructuring reserve of $2,427,000 was recognized in the fourth quarter due to the change in estimation of restructuring charges. The Company also recognized a gain of $1,268,000 from the settlement of trade payables for less than the face amount. The completion of the comprehensive settlement with creditors was funded by a revolving bank credit facility of $4,200,000 funded through the sale of accounts receivable at a discount of 1.95%, of which $2,481,000 was used to fund the settlement, including a $422,000 cash reserve account related to the receivables financing. To obtain the financing, we pledged substantially all of our assets to the bank as collateral. Additionally, the Company's key-man life insurance policy of $5,000,000 was assigned to the bank, and the bank was given a warrant to purchase 60,000 shares of our common stock at $5.00 per share. Our Chief Executive Officer gave a $1.0 million personal guaranty to the bank as credit support, and, in consideration of his guaranty, we have agreed to make quarterly payments to him at an annual rate of 3% of the average outstanding balance under the facility and to issue him, quarterly, warrants to acquire 4,000 shares of our common stock for each $1.0 million in average outstanding balance under the facility during the quarter. The warrants will have an exercise price of $5.00 per share and will remain exercisable as long as any amount is guaranteed and for a period of one year thereafter, but for not less than five years from issuance.

      As of December 31, 2002, we had accrued liabilities for the future cash expenditures attributable to these restructuring charges totaling $477,000 which is classified as current accounts payable and accrued liabilities.

      The activity for the years ended December 31, 2002 and 2001 is summarized as follows:

                                                          Accrued
                                                           Closed
                                                        Facilities
                                                         Reserves
                                                        -----------
Balance, January 1, 2001......................          $       --
   Rent reserves accrued .....................            2,135,000
   Reserve for escrow account.................              448,000
                                                        -----------
Balance, December 31, 2001....................            2,583,000
   Reserves accrued ..........................            2,147,000
   Changes in previous estimates .............           (3,932,000)
   Cash payments .............................             (321,000)
                                                        -----------
Balance December 31, 2002 ....................          $   477,000
                                                        ===========

(9)   Note Payable to Bank

      At December 31, 2002, the Company owed $4,750,000 under a long-term note with a bank. The note bears interest at 7.0%, payable quarterly with principal payments beginning in 2004. The note is collateralized by accounts receivable, inventory, equipment, furniture and intellectual property. Future principal payments on the note are (amounts in thousands):

          2003............................    $  --
          2004............................       282
          2005............................       329
          2006............................     4,139
                                              ------
                                              $4,750
                                              ======

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)  Capital Lease Obligations

      The Company is obligated under capital leases primarily for computer equipment and furniture that expire in 2003 and 2004. The leases meet the various criteria of a capital lease and are, therefore, classified as capital lease obligations.

      Capital lease obligations reflect the present value of future rental payments, discounted at the interest rate implicit in each of the leases. A schedule of the future minimum lease payments required under the capital leases after December 31, 2002 follows (amounts in thousands):

   2003................................................................. $ 46
   2004.................................................................   17
                                                                         ----
        Total minimum capital lease payments............................ $ 63
   Less: amounts representing interest (4.0 - 9.6%).....................   (4)
                                                                         ----
   Capital lease obligation.............................................   59
   Less: current installments of capital lease obligation...............  (43)
                                                                         ----
        Capital lease obligation, less current installments............. $ 16
                                                                         ====

      The leased furniture and equipment has been included in property and equipment at a total cost of $220,000 and $8,803,000 at December 31, 2002 and 2001, respectively. Accumulated depreciation related to this furniture and equipment was $189,000 and $7,253,000 at December 31, 2002 and 2001,
respectively.

      The Company acquired property and equipment and assumed capital lease obligations totaling $24,000, $150,000 and $9,334,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Interest payments under capital lease obligations are generally paid in the period incurred.

(11)  Operating Lease Commitments

      The Company has entered into various non-cancelable operating lease agreements for office space, automobiles, and office equipment. The terms of these agreements range from 6 months to 5 years and all of the leases require monthly payments. The Company is generally responsible for all executory costs including maintenance, insurance, utilities and taxes. Total rent expense was $1,808,000, $5,474,000, and $3,616,000 for the years ended December 31, 2002,
2001, and 2000, respectively.

      A summary of the future minimum lease payments under operating leases after December 31, 2002 follows (amounts in thousands):

        2003.................................................     $  755
        2004.................................................        639
        2005.................................................        433
        2006.................................................        305
        Thereafter...........................................        167
                                                                  ------
                                                                  $2,299
                                                                  ======

      During 2003, 2002 and 2001, the Company terminated leases for office space in New York, Boston, Denver, Santa Monica and Irvine, California; Jacksonville, Florida; Alpharetta, Georgia; Tempe, Arizona; and Bangalore, India. The above future minimum lease payments exclude minimum payment amounts for the terminated leases. See note 19.

(12)  Income Taxes

      The Company did not record a provision for federal or state income taxes during 2002, 2001 and 2000 due to the net losses reported during those periods. The Company also did not record a benefit for federal income taxes during 2002, 2001 and 2000 and no benefit for state income taxes during 2002, 2001 and 2000 due to limitations on the use of net operating loss carryforwards. The provision for income taxes differs from the amount computed

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by applying the statutory federal corporate income tax rate of 34% to income before income taxes. The sources and tax effects of the differences are as follows (amounts in thousands):

                                                                       Years Ended December 31,
                                                               ------------------------------------
                                                                  2002           2001         2000
                                                               --------      ---------      -------
Computed expected income tax benefit........................   $ (4,017)     $ (16,794)     $(8,646)
Nondeductible permanent differences.........................         21             88           78
State income tax benefit, net of federal benefit............       (768)        (3,248)      (1,715)
Inability to utilize net operating loss carryforwards.......      4,764         19,954       10,283
                                                               --------      ---------      -------
                                                               $    --       $     --       $   --
                                                               ========      =========      =======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

                                                                 December 31
                                                             2002          2001
                                                           --------     --------
    Deferred tax assets:
        Bad debts .......................................  $    130     $  2,778
        Debt issuance cost ..............................      --             35
        Accrued vacation and other ......................       148          206
        Property and equipment, principally due to
           differences in depreciation and impairment ...     6,010        5,668
        Goodwill ........................................     1,064         --
        Charitable contribution carryforward ............        52           48
        Tax effect of net operating loss carryforward ...    25,984       22,187
                                                           --------      -------
Gross deferred tax assets ...............................    33,388       30,922
Less valuation allowance ................................   (33,358)     (30,902)
                                                           --------     --------
Net deferred tax assets .................................        30           20
                                                           --------     --------
Deferred tax liabilities:
    Prepaid expenses and other deferred liabilities .....       (30)         (20)
                                                           --------     --------
Gross deferred tax liabilities ..........................       (30)         (20)
                                                           --------     --------
Net deferred tax asset ..................................  $   --       $   --
                                                           ========     ========

      At December 31, 2002, the Company had net operating loss carryforwards of approximately $64,000,000 for U.S. federal and state income tax purposes that expire in years 2018 through 2022. Due to the equity transactions that have occurred with the Company, it is possible that the use of the net operating loss carryforward may be limited in accordance with Section 382 of the Internal Revenue Code. A determination as to this limitation will be made at a future date as the net operating losses are utilized.

      The valuation allowance for deferred tax assets as of December 31, 2002 and 2001 was $33,358,000 and $30,902,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2002 and 2001 was an increase of $2,456,000 and $19,955,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical losses and projections for future taxable income/losses over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences

(13)  Convertible Preferred Stock

      On February 26, 2003, the Company sold 20,000 shares of Series A 8% Convertible Preferred Stock ("Series A 8%") to an officer and director for total proceeds of $200,000. Series A 8% has a par value of $.001, a liquidation value of $10.00 per share, carries a quarterly dividend of $0.80 per share, is convertible into Common

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock at an initial conversion price of $2.50, subject to adjustment for dilutive issuances, and votes only upon conversion. The Company may require conversion into Common Stock as soon as the 20-day average of the last reported sale of Common Stock is $10.00 or higher.

      Additional preferred stock issuances subsequent to December 31, 2003 are discussed in note 23.

(14)  Stockholders' Equity

      In March 2000, the Company sold 989,000 shares of common stock through an Initial Public Offering at a price of $75.00 per share for cash proceeds of $67,516,000, net of underwriters' discount and issuance costs of $6,659,000.

      During 2001, the Company repurchased 990,360 shares of its common stock at a cost of $5,282,000. These shares are reflected as treasury stock in the accompanying consolidated financial statements.

      In December 2002, the Company issued 20,000 shares of common stock valued at $1.65 a share to a consultant as compensation for service.

      On December 20, 2002, the Company effected a one-for-five reverse stock split of the Company's common stock issued and outstanding immediately prior to the effective time of the reverse stock split. The reverse stock split also affects options, warrants and other securities convertible into or exchangeable for shares of the Company's common stock that were issued and outstanding at the effective time of the reverse stock split. No fractional shares were issued in connection with the reverse stock split. The reverse split is reflected in these financial statements as if it had happened on January 1, 2000. Accordingly, all share amounts have been restated in these financial statements for all prior periods presented.

(15)  Employee Benefit Plans

(a)   Retirement Plan

      The Company established a qualified 401(k) salary deferral plan (defined contribution plan) in July 1996. The plan covers substantially all full-time employees who have completed ninety days of service. Subject to limits imposed by Internal Revenue Service regulations and other options retained by the Company affecting participant contributions, participants may voluntarily contribute between 2% and 15% of their annual wages not to exceed limits established by the Tax Reform Act of 1986. The Company may, at its discretion, match 25% of the first 4% of participants' contributions. Participants are immediately vested in the amount of their contributions. Participants vest over a six-year period with respect to employer contributions. The Company's 401(k) salary deferral plan expense was $60,000, $142,000, and $240,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

(b)   Incentive Stock Option Plan and Warrants

      The Company adopted the Integrated Information Systems, Inc. 1997 Long-Term Incentive Stock Option Plan in January 1997 ("1997 Plan") pursuant to the Internal Revenue Code. Common stock reserved for grants to participants under the 1997 Plan totals 1,200,000 shares at December 31, 2002 and 2001 and 900,000 shares at December 31, 2000. Options become exercisable over varying periods up to five years and expire at the earlier of termination of employment or ten years after the date of grant. The options under the 1997 Plan have been granted at the fair market value of the Company's common stock at the date of grant and, prior to the initial public offering, as determined by the Company's board of directors. Per the 1997 Plan, options may be granted within a period of ten years from the adoption date of the 1997 Plan. There were 651,565, 262,760 and 377,426 shares available for grant under the 1997 Plan as of December 31, 2002, 2001 and 2000, respectively.

      The Company adopted the Integrated Information Systems, Inc. 2002 Broad-Based Stock Incentive Plan in February 2002 ("2002 Plan") pursuant to the Internal Revenue Code. Common stock reserved for grants to participants under the 2002 Plan totals 1,200,000 shares. Options become exercisable over varying periods up to five years and expire at the earlier of termination of employment or ten years after the date of grant. The options under the 2002 Plan have been granted at the fair market value of the Company's common stock at the date of grant. Per the 2002 Plan, options may be granted within a period of ten years from the adoption date of the 2002 Plan. There were 707,148 shares available for grant under the 2002 Plan as of December 31, 2002.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The per share weighted average fair value of stock options granted under the 1997 Plan and the 2002 Plan for the period ended December 31, 2002 was $1.36. The per share weighted average fair value of stock options granted under the 1997 Plan for the periods ended December 31, 2001 and 2000, was $3.55 and $35.30, respectively. All options granted in 2002, 2001 and 2000 had an exercise price equal to the market price on the date of grant. Per share weighted average fair values are based on the date of grant using the Black-Scholes Method with the following weighted average assumptions:

                                                         December 31,
                                              ------------------------------
                                                2002        2001       2000
                                              ------      ------     ------
Expected life (years) .....................     3.00        3.00       3.50
Risk-free interest rate....................     2.98%       4.00%      5.00%
Dividend yield.............................     0.00%       0.00%      0.00%
Volatility.................................   250.00%     150.00%    150.00%

      The following table summarizes information about stock option activity for the years ending December 31, 2000, 2001 and 2002:

                                                                    Options Outstanding
                                                         ---------------------------------------------
                                                                           Weighted
                                                                            Average        Exercisable
                                                            Shares       Exercise Price      Shares
                                                         ----------      --------------    -----------
       Outstanding, January 1, 2000.................        457,009          $10.75          56,329
            Granted.................................        251,570           41.40              --
            Exercised...............................        (23,125)          10.20              --
            Canceled................................       (162,880)          28.20              --
                                                         ----------      --------------    -----------
       Outstanding, December 31, 2000...............        522,574           20.05         112,821
            Granted.................................        785,290            3.55              --
            Exercised...............................        (24,000)           3.00              --
            Canceled................................       (394,744)          17.50              --
                                                         ----------      --------------    -----------
       Outstanding, December 31, 2001...............        889,120            6.95         129,468
            Granted.................................      1,143,260            1.36              --
            Exercised...............................              0            0.00              --
            Canceled................................     (1,039,213)           4.83              --
                                                         ----------      --------------    -----------
       Outstanding, December 31, 2002...............        993,167          $ 2.51         203,216
                                                         ==========      ==============    ===========

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table summarizes information about the stock options outstanding at December 31, 2002 for both plans:

                                                   Weighted
                                                   Average         Weighted                     Weighted
----------------------------                      Remaining        Average                      Average
     Range Of Exercise                Options     Contractual      Exercise       Options       Exercise
           Prices                  Outstanding    Life (Years)      Price       Exercisable      Price
----------------------------       -----------    ------------    ---------     -----------    ---------
$0.60  - 0.60.....................    152,000          9.64         $ 0.60             0        $ 0.00
$0.80  - 1.50.....................    118,472          9.34           1.19        31,811          1.07
$1.55  - $ 1.55...................    232,184          9.14           1.55        51,700          1.55
$2.40  - $ 2.40...................    184,000          9.89           2.40             0          0.00
$2.50  - $ 2.50...................    223,269          8.81           2.50        78,961          2.50
$3.30  - $34.06...................     79,302          7.79           8.85        39,638          8.29
$38.13 - $38.13...................        870          7.47          38.13           218         38.13
$47.65 - $47.65...................      2,000          7.02          47.65           620         47.65
$61.25 - $61.25...................        970          7.28          61.25           243         61.25
$75.00 - $75.00...................        100          7.21          75.00            25         75.00
                                    ---------                                    -------
$0.60  - $75.00...................    993,167          9.19         $ 2.51       203,216        $ 3.42
                                    =========                                    =======

      Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below (amounts in thousands):

                                                                Years Ended December 31,
                                                           ------------------------------------
                                                              2002          2001         2000
                                                           ---------    ---------    ---------
    Net loss as reported...............................    $ (11,814)   $ (49,395)   $ (25,428)
    Effect of recording stock options at fair value....          (47)        (574)        (149)
    Pro forma  ........................................      (11,861)     (49,969)     (25,577)
                                                           =========    =========    =========
    Net loss per share, as reported....................        (3.54)      (13.57)       (6.59)
    Net loss per share, pro forma......................        (3.55)      (13.72)       (6.63)

      During December 1997, the Company issued 20,000 warrants, subject to anti-dilution adjustments from time to time, to purchase shares of common stock in connection with long-term debt executed with a bank. The warrants are exercisable at $10.00 per share and expire in December 2007. The debt has been repaid, but the warrants are still outstanding at December 31, 2002. The value assigned to the warrants, totaling $50,548, was charged to interest over the term of the debt.

      During April 1999, the Company issued 3,400 warrants to purchase shares of common stock at an exercise price of $10.00 per share in connection with a private placement memorandum. These warrants were exercised in April 2000.

      During October 2002, the Company issued 60,000 warrants to purchase shares of common stock in connection with long-term debt executed with a bank. The warrants are exercisable at $5.00 per share and expire thirty days after the final obligation of the Company to the bank. The remaining unamortized value assigned to the warrants of $16,000 is shown as a debt discount at December 31, 2002.

      During December 2002, the Company issued 8,335 warrants to James G. Garvey, Jr. (Chairman, CEO and President of the Company), as a result of his personal guarantee on the new financing executed with a bank in October 2002. The warrants are exercisable at $5.00 per share and remain in effect as long as the new financing is guaranteed by Mr. Garvey and for one year thereafter, but not less than five years from issuance.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)    Employee Stock Purchase Plan

       The Company established an Employee Stock Purchase Plan ("Purchase Plan") in March 2000, under which 80,000 shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the market value at certain plan-defined dates.

       Shares issued under the Purchase Plan were 0, 38,292 and 31,020 in 2002, 2001 and 2000, respectively. The net proceeds from shares issued under the Purchase Plan were $0, $103,000 and $246,000 in 2002, 2001 and 2000, respectively. At December 31, 2002, 70,688 shares were available for issuance under the Purchase Plan.

(16)   Acquisitions

       As part of the Company's effort to adjust our structure to better address a rapidly changing and declining IT services market, management developed and began implementing an aggressive growth strategy through acquiring like-minded peer consultancies. The acquisition target companies ideally have leading competitive positions in regional and vertical markets, a proven track record of providing Microsoft-based solutions, managers in place who are capable of leading a regional division for the Company, a working culture and ethic similar to the Company and are owned by consultants who remain active in the business. These characteristics are why the Company pursued its acquisitions and are the factors which contributed to a purchase price that resulted in Goodwill.

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

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional consideration from this transaction based on a percentage of the revenues generated and limited to an agreed upon percentage of earnings or dollar amount.

      In connection with the adoption of FASB Statement of Financial Accounting Standard No. 142, we were required to assess the impairment of our recorded goodwill relating to the above acquisitions. All of the goodwill recorded through December 31, 2001 totaling $3,064,000 and related acquisition costs of $123,000 were written off in 2002 as a non-cash, cumulative effect of a change in accounting principle.

      On January 25, 2002, a transaction was completed with Goliath Networks, Inc. ("Goliath"), a Madison, Wisconsin-based information technology consultancy. In that transaction, 81 management and consulting personnel of Goliath were hired, certain related assets acquired and the lease agreements for office space of Goliath in Madison and Milwaukee, Wisconsin were assumed. In the purchase price allocation, $4,829,000 was recorded as goodwill and intangibles. The transaction was paid for with a combination of cash payments totaling $400,000, the issuance of a note payable for $4,750,000 to a bank (see Note 9) and the assumption of $209,000 of liabilities.

      On October 15, 2002, a transaction was completed with Cunningham Technology Group. ("CTG"), a privately-owned technology consulting firm based in Phoenix, Arizona. In that transaction, 17 management and consulting personnel of CTG were hired, certain related assets acquired and certain lease agreements for computers were assumed. In the purchase price allocation, $326,000 was recorded as goodwill and intangibles. The transaction was paid for with a combination of cash payments totaling $374,000, the issuance of 150,000 shares of common stock and the assumption of $131,000 of liabilities. CTG is entitled to additional consideration from this transaction based on a percentage of the revenues generated and limited to an agreed upon percentage of earnings or dollar amount.

      As part of the 2001 and 2002 acquisitions, intangible assets excluding goodwill totaling $682,000 were acquired consisting of non-compete agreements of $325,000 and employee agreements of $357,000. The non-compete intangible assets will be amortized over their contractual lives, which are generally five years. The employee agreements' intangible assets were amortized over their contractual lives, which were less than one year. The total goodwill recorded for the 2002 acquisitions was $5,080,000. It is estimated that most of this goodwill will be deductible for tax purposes, subject to the utilization of the Company's net operating losses. See note 12.

      In connection with these acquisitions, the Company acquired accounts receivable of $1,773,000 and fixed assets of $520,000. The Company issued 50,284 shares of common stock valued at $703,000, of which $43,000 was used to repay a portion of an assumed note payable.

      The Company's financial statements reflect the results of operations for each acquisition from the transaction date. The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisitions had been completed as of January 1, 2001 (amounts in thousands, except per share amounts):

                                                             Year Ended
                                                    --------------------------
                                                            December 31,
                                                    --------------------------
                                                       2002             2001
                                                    --------         --------
                                                            (unaudited)
           Revenues..............................   $ 27,630         $ 70,023
           Operating losses......................     (8,358)         (58,937)
           Net loss..............................    (12,035)         (59,182)
           Net loss per share....................   $  (3.60)        $ (15.20)

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

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)  Goodwill

      In September 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 became effective for us on January 1, 2002 and requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reassessment of the useful lives of existing recognized intangibles, a new method of measuring reported goodwill for impairment and the identification of reporting units for purposes of assessing potential future impairments of goodwill. We had recorded $7,932,000 of goodwill relating to the five acquisitions completed after the effective date of SFAS 141, and there has been no amortization expense recorded in the accompanying financial statements. Among other requirements, SFAS 142 required us to complete a transitional goodwill impairment test on or before June 30, 2002.

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

      In June 2002, we completed the transitional goodwill impairment test in accordance with SFAS 142, which resulted in a non-cash charge of $3,187,000 and is reported in the caption "Cumulative effect of a change in accounting principle" in the Company's condensed consolidated statements of operations. All of the charge was related to the Company's acquisitions completed in 2001. The primary factors that resulted in the impairment charge were the difficult economic environment in the IT professional services sector and the liquidity and continuation concerns of the Company at that time.

      In accordance with SFAS 142, the fair value and carrying value of the remaining goodwill of $5,080,000, relating to the acquisitions we completed in the first and fourth quarters of 2002, were tested during the Company's annual measurement date in the fourth quarter of 2002, which resulted in no additional impairment charges.

(18)  Significant Customers

      One customer accounted for 6% of total revenue for the year ended December 31, 2002. Two customers accounted for 22% and 12% of total revenue for the year ended December 31, 2001. Two customers accounted for 24% and 10% of total revenue for the year ended December 31, 2000. One customer accounted for 35% of total revenue for the year ended December 31, 1999.

      One customer accounted for 9% of the total accounts receivable balance at December 31, 2002. One customer accounted for 12% of the total accounts receivable balance at December 31, 2001.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)  Contingencies and Related Party Transactions

      During July and August 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its current and former officers and directors (the "Individual Defendants") and the members of the underwriting syndicate involved in the Company's initial public offering (the "Underwriter Defendants"). All four lawsuits have been transferred to Judge Scheindlin for coordination with more than 300 similar cases. The suits generally allege that:
(1) the Underwriter Defendants allocated shares of the Company's initial public offering to their customers in exchange for higher than standard commissions on transactions in other securities; (2) the Underwriter Defendants allocated shares of the Company's initial public offering to their customers in exchange for the customers' agreement to purchase additional shares of our common stock in the after-market at pre-determined prices; (3) the Company and the Individual Defendants violated section 10(b) of the Securities Exchange Act of 1934 and/or section 11 of the Securities Act of 1933; and (4) the Individual Defendants violated section 20 of the Securities Exchange Act of 1934 and/or section 15 of the Securities Act of 1933. The plaintiffs seek unspecified compensatory damages and other relief. The Company has sought indemnification from the underwriters of its initial public offering. In July 2002, we, as part of the group of issuers of shares named in the consolidated litigation and the Individual Defendants, filed a motion to dismiss the consolidated amended complaints. The Underwriter Defendants filed motions to dismiss as well. Also in July 2002, the plaintiffs offered to dismiss the Individual Defendants, without prejudice, in exchange for a Reservation of Rights and Tolling Agreement from each Individual Defendant. All of the Individual Defendants in our four lawsuits have entered into such an agreement. On November 1, 2002, Judge Scheindlin heard oral arguments on the motions to dismiss, and in February 2003, Judge Scheindlin dismissed the section 10(b) claims against the Company but allowed the plaintiffs to continue to pursue the remaining claims. The Company believes that the claims against it are unfounded and without merit and intends to vigorously defend this matter.

      In December 2001, the Company terminated a lease with MCW Brickyard Commercial, L.L.C. ("MCW") for new office space at 699 South Mill Avenue in Tempe, Arizona as a result of MCW's failure to deliver the leased premises in a timely manner and filed suit against MCW in Superior Court in Maricopa County, Arizona to recover damages it incurred in preparing to move to the premises and funds remaining in a construction escrow account. MCW filed an answer, denying all liability and alleging that IIS caused delays in delivery of the leased premises. During March 2002, MCW filed an amended answer and supplemental counterclaim for lost rent, lost parking income, lost expense income, commissions and unpaid construction costs. MCW also sought indemnity for construction costs and its attorneys' fees and interest. In August 2002, MCW filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and the state court litigation was stayed as a result. The Company and MCW signed a settlement agreement during March 2003, and MCW has submitted the settlement to the bankruptcy court for approval. If it is not approved, we will vigorously prosecute our claim against MCW and defend against MCW's counterclaims, which we believe are without merit.

      Additionally, the Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. The Company evaluates such claims on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit.

      During 2001, the Company incurred expenses totaling $133,000 for consulting services provided by a board member. As of December 31, 2002, the Company had a receivable of $25,000 from an officer and director.

      An officer and director has guaranteed our accounts receivable financing, and we have an ongoing, quarterly obligation to pay him cash and issue him warrants for the continuing guaranty, based on the amount of financing guaranteed during the quarter.

      We sold preferred stock to an officer and director in February, March and April of 2003. See Note 23.

(20)  Recently Issued Accounting Pronouncements

      In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145), which addresses financial accounting and reporting for reporting gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers and accounting for leases. SFAS 145 requires that gains and losses from the early extinguishment of debt should not be classified as extraordinary, as previously required.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS 145 also rescinds Statement 44, which was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980 (Public Law 96-296, 96th Congress, July 1, 1980). Those transitions are completed; therefore, Statement 44 is no longer necessary. Statement 145 also amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also makes various technical corrections to existing pronouncements. Those corrections are not substantive in nature. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The Company adopted the provisions of SFAS 145 relating to Statement 4 and consequently recorded the gain on the settlement of payables in operations. The adoption of the provisions of SFAS 145 relating to Statement 13 did not have a material impact on the Company's condensed consolidated financial statements.

      In June 2002, the FASB issued Statement of Financial Accounting Standards SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the adoption of SFAS 146 and its impact on the financial position or results of operations of the Company.

      In August 2002, the FASB issued Statements of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 requires financial institutions to follow the guidance in SFAS 141 and SFAS 142 for business combinations and goodwill and intangible assets, as opposed to the previously applied accounting literature. This statement also amends SFAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of SFAS 147 do not apply to the Company.

      In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements in these financial statements.

(21)  Supplemental Financial Information

      A summary of additions and deductions related to the allowance for doubtful accounts for the years ended December 31, 2000, 2001 and 2002 follows (in thousands):

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                            Balances     Charged
                                               At        To Costs                    Balance
                                            Beginning       And                     At End Of
                                             Of Year     Expenses     Deductions      Year
                                            ---------    --------     ----------    ---------
    Allowance for doubtful accounts
         2000...........................      $  713      $11,825     $ (5,744)      $ 6,794
         2001...........................       6,794          898         (862)        6,830
         2002...........................       6,830         (757)      (6,394)          321

(22)  Quarterly Financial Data (Unaudited)

      A summary of the quarterly data for the years ended December 31, 2002 and 2001 follows (in thousands, except per share amounts):

                                                                          Quarters Ended
                                  --------------------------------------------------------------------------------------------------
                                    Dec. 31,   Sept. 30,   June 30,      Mar. 31,    Dec. 31,    Sept. 30,    June 30,      Mar. 31,
                                     2002        2002        2002         2002         2001        2001         2001         2001
                                  ----------  ----------  ---------    ----------   ---------    ---------    --------     ---------
Revenues .....................    $  3,363    $  4,491    $  7,129     $  8,267     $  5,988     $  6,172     $  8,655     $ 10,437
Gross profit .................         760       1,283       1,720        2,035          710          358       (2,156)       1,126
Operating expenses ...........         117         339       4,096        9,450       13,124        9,336       18,007        9,729
Income (loss) from operations          643         944      (2,376)      (7,415)     (12,414)      (8,978)     (20,163)      (8,603)
 Cumulative effect of a change
    in accounting principle ..        --          --          --         (3,187)        --           --           --           --
 Net income (loss) ...........    $    427    $    913    $ (2,482)    $(10,672)    $(12,452)    $ (8,771)    $(19,953)    $ (8,219)
Income (loss) per share:
    Basic and diluted ........    $    .12    $    .28    $   (.75)    $  (3.18)    $  (3.80)    $  (2.60)    $  (5.25)    $  (2.00)

Certain reclassifications have been made to quarterly financial data to conform to the current presentation.

(23)   Subsequent Events

         On each of February 26, 2003 and April 2, 2003, the Company sold 20,000 shares of Series A 8% Convertible Preferred Stock ("Series A 8%") to an officer and director for total proceeds of $400,000. Series A 8% has a par value of $.001, a liquidation value of $10.00 per share, carries a quarterly dividend of $0.80 per share, is convertible into Common Stock at an initial conversion price of $2.50, subject to adjustment for dilutive issuances, and votes only upon conversion. The Company may require conversion of the Series A 8% into Common Stock as soon as the 20-day average of the last reported sale of Common is $10.00 or higher.

         On April 4, 2003, the Company sold 60,000 shares of Series B 12% Convertible Preferred Stock ("Series B 12%) to an officer and director for total proceeds of $600,000 and exchanged 40,000 shares of Series A 8% for 40,000 shares of Series B 12%. Series B 12% has a par value of $.001, a liquidation value of $10.00 per share, carries a quarterly dividend of $1.20 per share, is convertible into Common Stock at an initial conversion price of $1.10, subject to adjustment for dilutive issuances, and votes only upon conversion. The Company may require conversion of the Series B 12% into Common Stock as soon as the 20-day average of the last reported sale is $4.40 or higher.

         During March and April 2003, the Company obtained additional credit from our lender for working capital purposes. The bank has loaned the Company an additional $500,000, which was added to the existing note payable, deferred principal payments under the note for a year, extended an additional one-year $1.0 million revolving line of credit and allowed the Company to retain a greater amount of proceeds from assets sales, with excess proceeds to be applied against the note. To obtain this financing, the Company cancelled the warrant given to the bank in October 2002 and gave the bank a warrant for 300,000 shares at market price and reaffirmed the security interests previously given and the assignment of the key-man life insurance. Additionally, the Company's Chief Executive Officer gave a limited guaranty of $1.0 million for amounts drawn under the revolving line of credit, and, in exchange, the Company gave him a warrant for 300,000 shares at market price.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On January 20, 2003, we dismissed KPMG LLP as the Company's independent auditor. The decision to change independent auditors was approved by the Audit Committee of the Company's Board of Directors and by the Company's full Board of Directors.

      During our two most recent fiscal years and the subsequent interim period preceding the date of change of accountants, there were no disagreements between the Company and KPMG LLP with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The audit reports of KPMG LLP on the Company's consolidated financial statements as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

      KPMG LLP's report on the Company's consolidated financial statements as of and for the years ended December 31, 2001 and 2000, contained a separate paragraph stating: "The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered negative cash flows from operations and has an accumulated deficit, that raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

      KPMG LLP's report also contained a paragraph stating, "As discussed in note 16 to the consolidate financial statements, effective July 1, 2001, the Company adopted the provision of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001."

      On January 21, 2003, the Audit Committee of the Company's Board of Directors engaged Hein + Associates LLP as the Company's independent auditor to audit the Company's consolidated financial statements as of and for the year ending December 31, 2002. During the fiscal years ended December 31, 2000, 2001 or 2002, or the subsequent interim period, we did not consult with Hein + Associates LLP on: (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions, or a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K.

Item 10. Directors and Executive Officers of the Registrant

      The response to this Item regarding our directors and compliance with
Section 16(a) of the Exchange Act by our officers and directors will be contained in the Proxy Statement for the 2002 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated by reference herein. The response to this Item regarding our executive officers is contained in the Supplemental Item -- "Executive Officers of the Registrant" found in Part I of this report.

Item 11. Executive Compensation

      The response to this Item will be contained in the Proxy Statement for the 2003 Annual Meeting of Shareholders under the captions "How are directors compensated?" and "Executive Compensation" and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The response to the Item will be contained in the Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

      The response to this Item will be contained in the Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated by reference herein.

Item 14. Controls and Procedures

Under the supervision, and with the participation of, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART IV

Item 15. Exhibits, Financial Statements, Financial Statement Schedules, and Reports on Form 8-K

15(a)(1),(2) Financial Statements

      See the Index to Consolidated Financial Statements and Financial Statement
Schedule in Part II, Item 8.

15(a)(3) Exhibits

Exhibit
   No.
-------                           Description

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ended June 30, 2000).

3.1(a)   Certificate of Amendment to Certificate of Incorporation
         (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 333-94861) filed December 27, 2002).

3.1(b) Certificate of Designation of Series A 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 333-94861) filed February 28,
         2003).

3.1(c)   Certificate of Designation of Series B 12% Convertible Preferred
         Stock.

3.2      Amended and Restated By-Laws (incorporated by reference to Exhibit
         3.2 to the Company's Annual Report on Form 10-K (File No. 333-94861) for the period ended December 31, 2000).

4.1 Warrant granted to AnchorBank dated October 14, 2002 (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ended September 30,
         2002).

4.2      Warrant granted to Imperial Bank dated December 18, 1997
         (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

4.3 Registration Rights Agreement between the Company and Cunningham Enterprises, Inc. dated November 15, 2002.

4.4      Warrant granted to Anchor dated April 4, 2003.

10.1 Integrated Information Systems, Inc. 1997 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

10.2 Amended and Restated Integrated Information Systems, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit
         10.2 to the Company's Annual Report on Form 10-K (File No. 333-94861) for the period ended December 31, 2000).

10.3 Employment Agreement between the Company and James G. Garvey, Jr. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

Exhibit
  No.
-------                           Description

10.4 Sublease Agreement between the Company and Action Performance Companies, Inc. dated March 28, 2000 (incorporated by reference to
         Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-94861) filed March 31, 2000).

10.5 Equipment Sublease Agreement between the Company and goracing.com, inc. dated March 28, 2000 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 333-94861) filed March 31, 2000).

10.6 Equipment Sublease Agreement between the Company and Action Performance Companies, Inc. dated March 28, 2000 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 333-94861) filed March 31, 2000).

10.7 Asset Purchase Agreement between the Company and goracing.com, inc. dated March 28, 2000 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 333-94861) filed March 31, 2000).

10.8 Services Agreement between the Company and goracing.com, inc. dated March 28, 2000 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 333-94861) filed March 31, 2000).

10.9 Lease Agreement between the Company and AmberJack, Ltd. dated December 8, 1998 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

10.10 Lease Agreement between the Company and AmberJack, Ltd. dated September 7, 1999 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

10.11 Lease Agreement between the Company and AmberJack, Ltd. dated September 7, 1999 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

10.12 Settlement and Lease Termination Agreement between the Company and AmberJack, Ltd. dated January 22, 2003.

10.13 Settlement Agreement among the Company, Action Performance Companies, Inc. and goracing.com, inc. dated October 4, 2002 (incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ended September 30, 2002).

10.14 Sublease Agreement between the Company and Action Performance Companies, Inc. dated October 4, 2002 (incorporated by reference to
         Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ended September 30, 2002).

10.15 Lease Agreement between the Company and Information Technology Park Limited dated August 2, 1999 (incorporated by reference to Exhibit
         10.15 to the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

10.16 Lease Agreement between the Company and 3930 Building Partnership dated November 30, 1999 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

10.16(a) Lease Termination Agreement between the Company and 3930 Building
         Partnership dated August 2, 2002 (incorporated by reference to
         Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ended September 30, 2002).

10.17 Settlement Agreement between the Company and Comerica Bank - California dated October 14, 2002 (incorporated by reference to
         Exhibit 10.51 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ended September 30, 2002).

10.18 Employment Agreement between the Company and Randall Eckel dated May 16, 2002 (incorporated by reference to Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ended June 30, 2002).

10.19 Employment Agreement between the Company and Kenneth J. Biehl dated March 21, 2002 (incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ended June 30, 2002).

10.20 Form of Indemnity Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-94861) dated January 18, 2000).

10.21    Lease Agreement between the Company and Riggs & Co. dated May 4, 2000.

Exhibit
  No.
-------                           Description

10.23 Lease Agreement between the Company and Riggs & Co. dated February 8, 2000 (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1/A (File No. 333-94861) dated March 14, 2000).

10.23(a) Lease Termination Agreement between the Company and Riggs & Co. dated
         April 10, 2002 (incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ended September 30, 2002).

10.24 Lease Agreement between the Company and Water Garden Company L.L.C. (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending March 31, 2000).

10.24(a) Lease Termination Agreement between the Company and Water Garden
         Company L.L.C. dated October 14, 2002 (incorporated by reference to
         Exhibit 10.60 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ended September 30, 2002).

10.25 Lease Agreement between the Company and Deerfield Holdings, L.P. dated March 12, 2000 (incorporated by reference Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending March 31, 2000).

10.25(a) Lease Surrender and Termination Agreement between the Company and
         Deerfield Holdings, L.P. dated October 16, 2002 (incorporated by reference to Exhibit 10.59 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ended September 30, 2002).

10.26 Lease Agreement between the Company and MONY/BDP I, L.L.C. dated May 26, 2000 (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending June 30, 2000).

10.26(a) Settlement, Lease Termination Agreement And Mutual General Release between the Company and Peridot Properties III, LLC (as assignee of MONY/BDP I, L.L.C.) dated October 15, 2002 (incorporated by reference to Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ended September 30, 2002).

10.27 Lease Agreement between the Company and PAC Court Associates, L.P. dated May 16, 2000 (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending June 30, 2000).

10.27(a) Lease Termination, Settlement Agreement and Mutual Release between the Company and Pac Court Associates, L.P. dated September 30, 2002 (incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ended September 30, 2002).

10.28 Sublease Agreement between the Company and UPS Telecommunications, Inc. dated April 19, 2001 (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending March 31, 2001).

10.29 Sublease Agreement between the Company and iTRACS Corporation dated February 27, 2001 and Addendum to Sublease Agreement between the Company and iTRACS Corporation dated March 5, 2001 (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending March 31, 2001).

10.33 Assignment and Assumption of Lease and License Agreement between the Company and K2 Digital, Inc. dated August 1, 2001 (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending September 30, 2001).

10.33(a) Stipulation of Settlement between the Company and 30 Broad Street
         Associates, LLC dated October 14, 2002 (incorporated by reference to
         Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ended September 30, 2002).

10.34 Lease Agreement between the Company and Resilient Floor Covering Pension Fund dated September 28, 2001 (incorporated by reference
         Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending September 30, 2001).

10.34(a) Amendment #1 to Office Lease between the Company and Resilient Floor
         Covering Pension Fund dated September 4, 2002 (incorporated by reference to Exhibit 10.61 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ended September 30, 2002).

10.36 Office Lease between INTEFLUX, Inc. and SOFI-IV SIM Office Investors II, Limited Partnership dated November 1, 2000 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K (File No. 333-94861) for the period ended December 31, 2001).

Exhibit
  No.
-------                           Description

10.36(a) Assignment and Assumption of Lease between the Company, INTEFLUX,
         Inc. and CB Richard Ellis, Manager for SOFI - IV SIM Office Investors, L.P. dated February 11, 2002 (incorporated by reference
         Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending March 31, 2002).

10.37 Standard Building Lease between Winfield Allen, Incorporated and A.H. Root Limited Liability Company dated May 14, 1999 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K (File No. 333-94861) for the period ended December 31, 2001).

10.37(a) Assignment and Assumption of Lease and Consent to Assignment and
         Assumption of Lease between the Company, Winfield Allen, Inc. and A.H. Root, Limited Liability Company dated November 11, 2001 (incorporated by reference Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ending March 31, 2002).

10.40 Lease Agreement between the Company and Ross Menard dated January 23, 2002 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K (File No. 333-94861) for the period ended December 31, 2001).

10.41 Subordinated Note in the amount of $4,250,000 by the Company to AnchorBank, fsb dated January 25, 2002 (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K (File No. 333-94861) for the period ended December 31, 2001).

10.42 Selective Business Security Agreement between the Company and AnchorBank, fsb dated January 25, 2002 (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K (File No. 333-94861) for the period ended December 31, 2001).

10.43 Employment Agreement between the Company and William A. Mahan (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K (File No. 333-94861) for the period ended December 31, 2001).

10.43(a) Separation Agreement and General Release between the Company and
         William A. Mahan dated January 17, 2003.

10.44 Employment Agreement between the Company and Mark N. Rogers (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K (File No. 333-94861) for the period ended December 31, 2001).

10.45 Integrated Information Systems, Inc. 2002 Broad-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K (File No. 333-94861) for the period ended December 31, 2001).

10.46 General Business Security Agreement between the Company and AnchorBank, fsb dated October 14, 2002 (incorporated by reference to Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ended September 30, 2002).

10.47 Modification to Subordinated Note in the amount of $4,750,000 by the Company to AnchorBank, fsb dated October 14, 2002 (incorporated by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q (File No. 333-94861) for the period ended September 30, 2002).

10.48 Business Manager Agreement between the Company and AnchorBank, fsb dated October 14, 2002.

10.49 Series A 8% Convertible Preferred Stock Purchase Agreement dated February 26, 2003 between the Company and the Purchasers Named Therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-94861) filed February 28,
         2003).

10.50 Registration Rights Agreement dated February 26, 2003 between the Company and the Purchasers Named Therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 333-94861) filed February 28, 2003).

10.51 Lease Agreement between the Company and Bel de Mar, L.L.C. dated December 31, 2002.

10.52 Office Lease between the Company and American Family Mutual Insurance Company dated February 6, 2003.

10.53 Employment Agreement between the Company and Donald H. Megrath dated September 28, 2001.

10.54 Revised and Restated Subordinated Note in the amount of $5,250,000 by the Company to AnchorBank, fsb dated April 4, 2003.

10.55 Revolving Credit Agreement between the Company and AnchorBank, fsb dated April 4, 2003

Exhibit
  No.
-------                           Description

10.56 Revolving Credit Master Note in the amount of $1,000,000 by the Company to AnchorBank, fsb dated April 4, 2003.

10.57 General Business Security Agreement between the Company and AnchorBank, fsb dated April 4, 2003.

10.58 Amendment to Security Agreements between the Company and AnchorBank, fsb dated April 4, 2003.

10.59 Series B 12% Convertible Preferred Stock Purchase Agreement dated April 4, 2003 between the Company and the Purchasers Named Therein.

10.60 Registration Rights Agreement dated April 4, 2003 between the Company and the Purchasers Named Therein.

21       List of Subsidiaries

23.1     Consent of Hein + Associates LLP

23.2     Consent of KPMG LLP

15(b)    Reports on Form 8-K

         Form 8-K filed October 22, 2002 to file as exhibit 99.1 a press release titled "IIS Completes Comprehensive Financial Restructuring and Obtains Bank Credit Facility Enabling Organic Growth and Consolidation Strategies."

         Form 8-K filed October 25, 2002 to file as exhibit 99.1 a press release titled "Nasdaq Grants IIS Reasonable Period of Time to Achieve and Sustain Compliance."

         Form 8-K filed November 20, 2002 to file as exhibits 99.1 and 99.2 press releases titled "IIS Reports Announces Net Income of $0.9 Million for Third Quarter" and "IIS Announces Acquisition of Cunningham Consulting; Combined Company is the Leading Microsoft Gold Certified Partner in Southwest U.S."

         Form 8-K filed December 27, 2002 to file as exhibit 3.1 a Certificate of Amendment to Certificate of Incorporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTEGRATED INFORMATION SYSTEMS, INC.

Date: April 10, 2003                    /s/ James G. Garvey, Jr.
                                        ---------------------------------------
                                        James G. Garvey, Jr.
                                        Chairman of the Board of Directors,
                                        Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                       Date
/s/ James G. Garvey, Jr.      Chairman of the Board of Directors,         April 10, 2003
-----------------------
James G. Garvey, Jr.           Chief Executive Officer and President

/s/ Donald H. Megrath         Senior Vice President and Chief             April 10, 2003
-----------------------
Donald H. Megrath             Financial Officer

/s/ John M. Blair             Director                                    April 10, 2003
-----------------------
John M. Blair

/s/ R. Nicholas Loope         Director                                    April 10, 2003
-----------------------
R. Nicholas Loope

/s/ Stephen W. Brown          Director                                    April 10, 2003
-----------------------
Stephen W. Brown

/s/ Richard M. Gardner        Director                                    April 10, 2003
-----------------------
Richard M. Gardner

                      Integrated Information Systems, Inc.

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James G. Garvey, Jr., Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Integrated Information Systems, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003                    /s/ James G. Garvey, Jr.
                                        ----------------------------------------
                                        James G. Garvey, Jr.
                                        Chairman of the Board of Directors,
                                        Chief Executive Officer
                                        and President

                      Integrated Information Systems, Inc.

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Donald H. Megrath, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Integrated Information Systems, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003                    /s/ Donald H. Megrath
                                        ----------------------------------------
                                        Donald H. Megrath
                                        Senior Vice President,
                                        Chief Financial Officer