Form 10-Q
period 2003-03-31
INTEGRATED INFORMATION SYSTEMS INC
filed 2003-05-15
CIK 1059421

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2003

                                       or

    |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          COMMISSION FILE NUMBER 29947

                      INTEGRATED INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                                   86-0624332
     (State of Incorporation)                                     (IRS Employer I.D. No.)

                                 2250 West 14th Street
                                 Tempe, Arizona 85281
                       (Address of principal executive offices)

                                    (480) 752-5000
                            (Registrant's telephone number)

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

      As of May 12, 2003, there were 3,480,151 shares of Common Stock, $0.001 par value, outstanding.
================================================================================

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
PART I      FINANCIAL INFORMATION..................................................   3

      ITEM 1   UNAUDITED FINANCIAL STATEMENTS......................................   3

               Condensed Consolidated Balance Sheets as of
               March 31, 2003 and December 31, 2002................................   3

               Condensed Consolidated Statements of Operations for
               the Three Months Ended March 31, 2003 and 2002......................   4

               Condensed Consolidated Statements of Cash Flows for
               the Three Months Ended March 31, 2003 and 2002......................   5

               Notes to Condensed Consolidated Financial Statements................   6

      ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.................................  12

      ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK.........................................................  17

      ITEM 4   CONTROLS AND PROCEDURES.............................................  23

PART II     OTHER INFORMATION            ..........................................  24

      ITEM 1   LEGAL PROCEEDINGS...................................................  24

      ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS...........................  24

      ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K....................................  25

SIGNATURES  .......................................................................  26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                      March 31,   December 31,
                                                                        2003         2002
                                                                      --------    -----------
                                                                           (Unaudited)
                                      ASSETS
Current assets:
    Cash and cash equivalents ...................................     $    460      $  1,145
    Restricted cash .............................................          571           835
    Accounts receivable, net factored with recourse .............        1,356         2,153
    Unbilled revenues on contracts ..............................           62           105
    Prepaid expenses and other current assets ...................            6           177
                                                                      --------      --------
       Total current assets .....................................        2,455         4,415
    Property and equipment, net .................................        1,720         3,055
    Goodwill ....................................................        5,241         5,080
    Other assets ................................................          500           730
                                                                      --------      --------
                                                                      $  9,916      $ 13,280
                                                                      ========      ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable and accrued expenses .......................     $  3,319      $  3,523
    Amounts due under accounts receivable financing .............        2,217         2,898
    Current installments of note payable ........................          341           253
    Other current liabilities ...................................           45           216
    Current installments of capital lease obligations ...........          172            43
    Deferred revenues on contracts ..............................          146           270
                                                                      --------      --------
       Total current liabilities ................................        6,243         7,203
    Capital lease obligations, less current installments ........           10            16
    Note payable to bank ........................................        4,396         4,481
    Other liabilities ...........................................          207           979
                                                                      --------      --------
       Total liabilities ........................................       10,856        12,679
                                                                      --------      --------
Commitments, contingencies and subsequent
 events (notes 2, 10, 15 and 17)
Stockholders' equity:
    Preferred stock, $.001 par value 5,000,000 shares
     authorized and 20,000 issued and outstanding
     at March 31, 2003 ..........................................         --            --
    Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding 3,480,151 shares at
     March 31, 2003 and December 31,2002 ........................            3             3
    Additional paid-in capital ..................................       94,765        94,561
    Accumulated deficit .........................................      (90,395)      (88,650)
    Accumulated other comprehensive loss ........................          (31)          (31)
                                                                      --------      --------
                                                                         4,342         5,883
Treasury stock, at cost, 990,360 shares at March 31,
 2003 and December 31, 2002 .....................................       (5,282)       (5,282)
                                                                      --------      --------
       Total stockholders' equity (deficit) .....................         (940)          601
                                                                      --------      --------
                                                                      $  9,916      $ 13,280
                                                                      ========      ========

See accompanying notes to condensed consolidated financial statements

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                    Three Months Ended March 31,
                                                                   ----------------------------
                                                                        2003         2002
                                                                      -------     --------
                                                                           (Unaudited)
Revenues ........................................................     $ 2,921     $  8,267
Cost of
revenues ........................................................      (2,045)      (6,232)
                                                                      -------     --------
       Gross profit .............................................         876        2,035
                                                                      -------     --------
Operating expenses:
    Selling and marketing .......................................         657        1,054
    General and administrative ..................................       2,583        5,645
    Asset impairments and restructuring charges .................        --          2,751
    Gain on settlement of lease termination agreements and
      other liabilities .........................................        (783)        --
                                                                      -------     --------
       Total operating expenses .................................       2,457        9,450
                                                                      -------     --------
       Loss from operations .....................................      (1,581)      (7,415)
Interest and other income .......................................           2           49
Interest expense ................................................        (166)        (119)
                                                                      -------     --------
       Loss before cumulative effect of a change in
        accounting principle ....................................      (1,745)      (7,485)
Cumulative effect of a change in accounting principle ...........        --         (3,187)
                                                                      -------     --------
       Net loss .................................................     $(1,745)    $(10,672)
                                                                      =======     ========
Loss per share:
Loss before cumulative effect of a change in
  accounting principles .........................................     $  (.50)    $  (2.26)
Cumulative effect of a change in accounting principle ...........        --           (.96)
                                                                      -------     --------
    Loss per share, basic and diluted ...........................     $  (.50)    $  (3.22)
Weighted average common shares outstanding ......................       3,480        3,310
                                                                      =======     ========

See accompanying notes to condensed consolidated financial statements

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                 Three Months Ended March 31,
                                                                 ---------------------------
                                                                     2003         2002
                                                                   --------    ---------
                                                                        (Unaudited)
Cash flows from operating activities:
     Net loss .................................................    $(1,745)    $(10,672)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Cumulative effect of a change in
           accounting principle ...............................       --          3,187
         Depreciation and amortization ........................        583        1,228
         Asset impairment and restructuring ...................       --          2,751
         Loss on disposition of assets ........................        527        2,751
         Provision for doubtful accounts ......................        (29)         496
         Gain on settlement of obligations.....................       (783)        --
         Change in assets and liabilities, net
          of acquisitions:
             Accounts receivable ..............................        826         (670)
             Unbilled revenues on contracts ...................         43           39
             Prepaid expenses and other assets ................        171          210
             Other assets .....................................         84            9
             Accounts payable and accrued expenses ............         84        1,099
             Deferred revenues on contracts ...................       (121)         116
                                                                   -------     --------
                Net cash used in operating activities .........       (360)      (2,207)
                                                                   -------     --------
Cash flows from investing activities:
     Capital expenditures .....................................        (10)        (415)
     Proceeds from disposition of assets ......................        268           58
     Acquisitions .............................................       --           (400)
                                                                   -------     --------
                Net cash provided by (used in)
                investing activities ..........................        258         (757)
                                                                   -------     --------
Cash flows from financing activities:
     Restricted cash ..........................................         17          227
     Net borrowings (repayments) ..............................       (766)        --
     Repayments of capital lease obligations ..................       --           (633)
     Issuance of redeemable convertible preferred stock .......        200         --
                Net cash used in financing activities .........       (583)        (406)
                                                                   -------     --------
Effect of exchange rate on cash ...............................       --             (4)
Decrease in cash and cash equivalents .........................       (685)      (3,374)
Cash and cash equivalents, at beginning of period .............      1,145        5,235
                                                                   -------     --------
Cash and cash equivalents, at end of period ...................    $   460     $  1,861
                                                                   =======     ========

See accompanying notes to condensed consolidated financial statements.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)   Nature of Business and Basis of Presentation

      Integrated Information Systems, Inc. ("IIS") and its wholly owned subsidiary provides information technology related professional services to businesses seeking to utilize technology to strengthen relationships with customers and business partners.

      We operate in a highly competitive, consolidating market. The information technology services industry has experienced rapid growth followed by rapid and significant contraction over a relatively short economic cycle. In past periods, our rapid growth phase had required significant investments in infrastructure, facilities, computer and office equipment, human resources and working capital in order to meet the perceived demand. The increased demand did not materialize and since the third quarter of 2000, the market for our services has changed and declined significantly.

      We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. (In this report, "we" or "the Company" means Integrated Information Systems, Inc. and its wholly owned subsidiary.) Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

(2)   Liquidity and Continued Operations

      We have incurred significant losses from operations over the past three years, have a substantial working capital deficit and an accumulated deficit of $90,395,000 as of March 31, 2003. We were also in default under the terms of our factoring agreement with our primary lender on March 31, 2003 and may have been in technical default on other borrowing arrangements with this lender. However, all such defaults and potential defaults were waived by the bank. As a result of these and other factors, there are concerns about our liquidity at March 31, 2003.

      The continuation of the Company is dependent upon our efforts to raise additional capital, increase revenues, reduce expenses, and ultimately, to achieve profitable operations. We have reduced our obligations and expenses through settlements with creditors, landlords and lessors, reduced our work force, and made substantial reductions to general and administrative expenses throughout 2002 and through the first quarter of 2003.

      Subsequent to March 31, 2003, we obtained the following:

      o     A $500,000 increase to our term loan;

      o     A $1,000,000 Line of Credit with our primary lender; and

      o $800,000 of additional proceeds from the sale of preferred stock to an individual who is the major stockholder and an officer and director of the Company. (In February 2003, we also received $200,000 from the sale of preferred stock from this same shareholder.)

      During March and April of 2003, we also consummated new settlements with creditors resulting in the settlement of $1,535,000 of obligations for $667,000 in cash and deposits and the issuance of 100,000 shares of Common Stock at $0.95 per share. Furthermore, we have made our cost structure significantly more variable and believe we can continue to reduce expenses if it is required.

      While we cannot give any assurances that the above actions will be sufficient to ultimately alleviate our liquidity concerns, or that additional borrowings or capital could be obtained under satisfactory terms if they become required, we do believe these actions will enable us to continue as a going concern through December 31, 2003.

(3)   Use of Estimates

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

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of these condensed consolidated financial statements. We recognize revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We recorded goodwill and other intangible assets from acquisitions during 2002 and 2001. We review our intangible assets on a periodic basis to determine if the fair value supports the carrying value of goodwill and other intangible assets. Future adverse changes in market conditions or poor operating results could result in an inability to recover the carrying value of the investments that may not be reflected in the current carrying value of the intangible assets, thereby possibly requiring material impairment charges in the future. The determination of reporting units is integral to the intangible asset impairment test, and requires significant judgments to be made. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. We record accruals for the estimated future cash expenditures required from closing our vacated offices. The accruals include estimates of future rent payments and settlements until the obligation is canceled. Should actual cash expenditures differ from our estimates, revisions to the estimated liability for closing vacated offices would be required. We evaluate the requirement for future cash expenditures resulting from contingencies and litigation and record an accrual for contingencies and litigation when exposures can be reasonably estimated and are considered probable. Should the actual results differ from our estimates, revisions to the estimated liability for contingencies and litigation would be required.

(4)   Supplemental Non-Cash Disclosures

      Non-cash investing and financing activities for the three months ended March 31, 2003 and 2002 consisted of new capital lease obligations for property and equipment of $0 and $362,000, respectively. In addition, as a result of acquisitions during the first quarter of 2002, the Company assumed capital lease obligations totaling $24,000 and issued Common Stock totaling $400,000.

      In 2002, the Company assumed a $4,750,000 note in conjunction with the acquisition of certain assets of Goliath Networks, Inc.

(5)   Net Loss Per Share

      For the three months ended March 31, 2003 and 2002 there were 626,472 and 988,398 stock options outstanding, respectively. Because of the Company's net loss in each quarter, all of these options, as well as all warrants, have been excluded from the net loss per share calculation because their effect would be antidilutive.

      All options granted had an exercise price equal to the market price on the date of grant. Per share weighted average fair values are based on the date of grant using the Black-Scholes Method. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below (amounts in thousands):

                                                          Three Months Ended March 31,
                                                          ---------------------------
                                                                2003         2002
                                                              -------     --------
Net loss as reported .....................................    $(1,745)    $(10,672)
Effect of recording stock options at fair value ..........         (4)         (15)
                                                              -------     --------
Pro forma ................................................     (1,749)     (10,687)
                                                              =======     ========
Net loss per share, as reported ..........................       (.50)       (3.22)
Net loss per share, pro forma ............................       (.50)       (3.23)

(6)   Accounts Receivable


      In October 2002, we entered into a financing agreement with a bank to provide a revolving loan facility. The agreement permits us to sell with recourse trade accounts receivable up to $4,200,000, is due on demand and is subject to certain collateral limitations and covenants primarily related to borrowing issuances. We pay a fee of 1.95% of the face amount of the factored receivables. The agreement is collateralized by substantially all of our assets. The agreement expires on October 14, 2003 with automatic one-year renewals. At March 31, 2003, we had outstanding borrowings of $2,217,000. For financial presentation purposes, the related receivable and outstanding recourse liability have been included as an asset and liability, respectively, on the balance sheet.

(7)   Asset Impairments, Restructuring and Other Charges

      During 2001, we recorded asset impairments and restructuring charges totaling $14,882,000. These charges included a charge in the second quarter of 2001, related to underutilized computer equipment and leasehold improvements at our data center used for application outsourcing services and a charge in the fourth quarter of 2001 for expenses incurred in connection with the closing and consolidating of six office locations and abandoned leasehold improvements in an unoccupied seventh location. Additionally, we recorded other charges related to the impairment of inventoried software licenses in the second quarter of 2001.

      During the first quarter of 2002, commercial real estate markets in some areas continued to be weaker than anticipated, and, accordingly, we re-evaluated our accrual for future cash expenditures for closed office locations. In addition, we executed a series of cost control initiatives to close and consolidate three additional office locations. These activities resulted in asset impairment and restructuring charges totaling $2,751,000 for the first quarter of 2002. In the second quarter of 2002, we recorded additional asset impairment charges totaling $133,000 relating to the closure of an office.

      During the third quarter of 2002, negotiations with the landlords of each of the closed facilities and the remaining facilities resulted in a restructuring of certain obligations and favorable settlements ultimately consummated in October 2002. Accordingly, we again re-evaluated our accrual for closed office locations resulting in a reduction of the restructuring charge of $2,773,000.

      During the fourth quarter of 2002, we completed a restructuring which satisfied the obligations for certain real estate and equipment leases, certain trade payables and accrued expenses for less than their recorded value. The Company agreed to immediately pay $1,995,000 in cash and $1,221,000 in periodic payments over the next five years satisfying $2,686,000 of recorded accounts payable and accrued expenses, $3,074,000 of capital lease obligations and $229,000 of other non-current liabilities. As a result of the comprehensive settlement, a total of approximately $23.0 million of contractual obligations were satisfied and a reduction of the restructuring reserve of $2,427,000 was recognized in the fourth quarter due to the change in estimation of restructuring charges. We also recognized a gain of $1,268,000 from the settlement of trade payables for less than the face amount. The completion of the comprehensive settlement with creditors was funded by a revolving bank credit facility of $4,200,000 funded through the sale of accounts receivable at a discount of 1.95%, of which $2,481,000 was used to fund the settlement, including a $422,000 cash reserve account related to the receivables financing. To obtain the financing, we pledged substantially all of our assets to the bank as collateral. Additionally, our key-man life insurance policy of $5,000,000 was assigned to the bank, and the bank was given a warrant to purchase 60,000 shares of our Common Stock at $5.00 per share. Our major stockholder and Chief Executive Officer gave a $1.0 million personal guaranty to the bank as credit support, and, in consideration of his guaranty, we have agreed to make quarterly payments to him at an annual rate of 3% of the average outstanding balance under the facility and to issue him, quarterly, warrants to acquire 4,000 shares of our Common Stock for each $1.0 million in average outstanding balance under the facility during the quarter. The warrants will have an exercise price of $5.00 per share and will remain exercisable as long as any amount is guaranteed and for a period of one year thereafter, but for not less than five years from issuance.

      In April 2003, in accordance with the terms of the acquisition agreement with Cunningham Technology Group (CTG), we agreed to indemnify the CTG principals against losses related to the early termination of the lease for their office space. The loss is estimated to be $160,000. Additionally, we reached a settlement with regard to the escrow account that was held as restricted cash. Accordingly, we again re-evaluated the accrual for closed office locations resulting in a reduction of the restructuring charge of $434,000 in the first quarter of 2003.

      As of March 31, 2003, we had accrued liabilities for the future cash expenditures attributable to these restructuring charges totaling $203,000 which is classified as current accounts payable and accrued liabilities.

       The activity for the three months ended March 31, 2003 is summarized as follows:

                                                          Accrued
                                                          Closed
                                                        Facilities
                                                         Reserves
                                                        ----------
        Balance, January 1, 2002 ...................       477,000
           Reserves accrued ........................       160,000
           Changes in previous estimates ...........      (434,000)
                                                         ---------
        Balance, March 31, 2003 ....................     $ 203,000
                                                         =========

(8)   Note Payable to Bank

      At March 31, 2003, we owed $4,750,000 under a long-term note with a bank. The note bears interest at 7.0%, payable quarterly with principal payments beginning in 2004. This amount is reflected net of a $13,000 discount on our Balance Sheet. The note is collateralized by accounts receivable, inventory, equipment, furniture and intellectual property. Subsequent to March 31, 2003, we reached an agreement to extend the payment of principle. Future principle payments, as amended on the note are (amounts in thousands):

                    2003 ..................    $ --
                    2004 ..................       282
                    2005 ..................       329
                    2006 ..................     4,139
                                               ------
                                               $4,750
                                               ======

(9)   Capital Lease Obligations

      We are obligated under capital leases primarily for computer equipment and furniture that expire in 2003 and 2004. The leases meet the various criteria of a capital lease and are, therefore, classified as capital lease obligations. Capital lease obligations reflect the present value of future rental payments, discounted at the interest rate implicit in each of the leases.

      The leased furniture and equipment has been included in property and equipment at a total cost of $220,000 at March 31, 2003 and December 31, 2002. Accumulated depreciation related to this furniture and equipment was $194,000 and $189,000 at March 31, 2003 and December 31, 2002, respectively.

      We acquired property and equipment and assumed capital lease obligations totaling $0 and $362,000 for the three months ended March 31, 2003 and 2002, respectively. Interest payments under capital lease obligations are generally paid in the period incurred.

(10)  Operating Lease Commitments

      We have entered into various non-cancelable operating lease agreements for office space, automobiles, and office equipment. The terms of these agreements range from 6 months to 5 years and all of the leases require monthly payments. We are generally responsible for all executory costs including maintenance, insurance, utilities and taxes. Total rent expense was $342,000 and $843,000 for the three months ended March 31, 2003 and 2002, respectively.

      A summary of the future minimum lease payments under operating leases after March 31, 2003 follows (amounts in thousands):

                    2003 .......................    $  476
                    2004 .......................       543
                    2005 .......................       433
                    2006 .......................       305
                    Thereafter .................       167
                                                    ------
                                                    $2,299
                                                    ======

      During 2003, 2002 and 2001, we terminated leases for office space in New York, Boston, Denver, Santa Monica and Irvine, California; Jacksonville, Florida; Alpharetta, Georgia; Tempe, Arizona; and Bangalore, India. The above future minimum lease payments exclude minimum payment amounts for the terminated leases.

(11)  Income Taxes

      We did not record a provision for federal or state income taxes during the three months ended March 31, 2003 and 2002 due to the net losses reported during those periods. We also did not record a benefit for federal and state income taxes during the three months ended March 31, 2003 and 2002 due to limitations on the use of net operating loss carryforwards.

      At March 31, 2003, we had net operating loss carryforwards of approximately $65,000,000 for U.S. federal and state income tax purposes that expire in years 2018 through 2022. Due to the equity transactions that have occurred with the Company, it is possible that the use of the net operating loss carryforward may be limited in accordance with Section 382 of the Internal Revenue Code. A determination as to this limitation will be made at a future date as the net operating losses are utilized.

      We have recorded a valuation allowance for the deferred tax assets as of March 31, 2003 and December 31, 2002. In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making our assessment. Based upon the level of historical losses and projections for future taxable income/losses over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will not realize the benefits of these deductible differences

(12)  Convertible Preferred Stock

      On February 26, 2003, we sold 20,000 shares of Series A 8% Convertible Preferred Stock ("Series A 8%") to an officer and director for total proceeds of $200,000. Series A 8% has a par value of $.001, a liquidation value of $10.00 per share, carries a quarterly dividend of $0.80 per share, is convertible into Common Stock at an initial conversion price of $2.50, subject to adjustment for dilutive issuances, and votes only upon conversion. We may require conversion into Common Stock as soon as the 20-day average of the last reported sale of Common Stock is $10.00 or higher.

      Additional preferred stock issuances subsequent to March 31, 2003 are discussed in Note 17.

(13)  Goodwill

      We have determined that we have only one reporting unit. The fair value of our reporting unit and the related implied fair value of its respective goodwill was established using a market capitalization approach supported by a discounted cash flow approach.

      In June 2002, we completed the transitional goodwill impairment test in accordance with SFAS 142, which resulted in a non-cash charge of $3,187,000. All of the charge was related to the Company's acquisitions completed in 2001. The primary factors that resulted in the impairment charge were the difficult economic environment in the IT professional services sector and the liquidity and continuation concerns of the Company at that time.

      The fair value and carrying value of the goodwill of $5,241,000, relating to the acquisitions we completed in the first and fourth quarters of 2002, were tested during our annual measurement date in the fourth quarter of 2002, which resulted in no impairment charges.

(14)  Significant Customers

      One customer accounted for 9% of total revenue for the three months ended March 31, 2003. One customer accounted for 9% of total revenue for the three months ended March 31, 2002.

      One customer accounted for 7% of the total accounts receivable balance at March 31, 2003. One customer accounted for 2% of the total accounts receivable balance at March 31, 2002.

(15)  Contingencies and Related Party Transactions

      During July and August 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its current and former officers and directors (the "Individual Defendants") and the members of the underwriting syndicate involved in our initial public offering (the "Underwriter Defendants"). All four lawsuits have been consolidated for coordination with more than 300 similar cases. The suits generally allege that: (1) the Underwriter Defendants allocated shares of the Company's initial public offering to their customers in exchange for higher than standard commissions on transactions in other securities; (2) the Underwriter Defendants allocated shares of our initial public offering to their customers in exchange for the customers' agreement to purchase additional shares of our Common Stock in the after-market at pre-determined prices; (3) the Company and the Individual Defendants violated section 10(b) of the Securities Exchange Act of 1934 and/or section 11 of the Securities Act of 1933; and (4) the Individual Defendants violated section 20 of the Securities Exchange Act of 1934 and/or section 15 of the Securities Act of 1933. The plaintiffs seek unspecified compensatory damages and other relief. We have sought indemnification from the underwriters of its initial public offering. In July 2002, we, as part of the group of issuers of shares named in the consolidated litigation and the Individual Defendants, filed a motion to dismiss the consolidated amended complaints. The Underwriter Defendants filed motions to dismiss as well. Also in July 2002, the plaintiffs offered to dismiss the Individual Defendants, without prejudice, in exchange for a Reservation of Rights and Tolling Agreement from each Individual Defendant. All of the Individual Defendants in our four lawsuits have entered into such an agreement. On November 1, 2002, the Court heard oral arguments on the motions to dismiss, and in February 2003, the Court dismissed the section 10(b) claims against the Company but allowed the plaintiffs to continue to pursue the remaining claims. We believe that the claims against it are without merit and intend to vigorously defend this matter.

      In December 2001, we terminated a lease with MCW Brickyard Commercial, L.L.C. ("MCW") for new office space at 699 South Mill Avenue in Tempe, Arizona as a result of MCW's failure to deliver the leased premises in a timely manner and filed suit against MCW in Superior Court in Maricopa County, Arizona to recover damages it incurred in preparing to move to the premises and funds remaining in a construction escrow account. MCW filed an answer, denying all liability and alleging that we caused delays in delivery of the leased premises. During March 2002, MCW filed an amended answer and supplemental counterclaim for lost rent, lost parking income, lost expense income, commissions and unpaid construction costs. MCW also sought indemnity for construction costs and its attorneys' fees and interest. In August 2002, MCW filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and the state court litigation was stayed as a result. We and MCW signed a settlement agreement during March 2003, which was approved by the bankruptcy court. Terms of the settlement included the release of $138,000 in an escrow account to us and the mutual release of all other claims between the two parties.

      Additionally, we are from time to time, party to various legal proceedings arising in the ordinary course of business. We evaluate such claims on a case-by-case basis, and our policy is to vigorously contest any such claims which we believes are without merit.

      An officer and director has guaranteed our accounts receivable financing, and we have an ongoing, quarterly obligation to pay him cash and issue him warrants for the continuing guaranty, based on the amount of financing guaranteed during the quarter.

      We sold preferred stock to an officer and director in February, March and April of 2003. See Note 17.

(16)  Recently Issued Accounting Pronouncements

      In June 2002, the FASB issued Statement of Financial Accounting Standards SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the financial position or results of operations of the Company.

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

(17)  Subsequent Events

      On April 2, 2003, we sold 20,000 shares of Series A 8% Convertible Preferred Stock ("Series A 8%") to an officer and director for total proceeds of $200,000. Series A 8% has a par value of $.001, a liquidation value of $10.00 per share, carries a quarterly dividend of $0.80 per share, is convertible into Common Stock at an initial conversion price of $2.50, subject to adjustment for dilutive issuances, and votes only upon conversion. We may require conversion of the Series A 8% into Common Stock as soon as the 20-day average of the last reported sale of Common is $10.00 or higher. This sale was in addition to the sale of 20,000 shares of preferred stock to the same officer on February 26, 2003.

      On April 4, 2003, we sold 60,000 shares of Series B 12% Convertible Preferred Stock ("Series B 12%) to an officer and director for total proceeds of $600,000 and exchanged 40,000 shares of Series A 8% for 40,000 shares of Series B 12%. Series B 12% has a par value of $.001, a liquidation value of $10.00 per share, carries a quarterly dividend of $1.20 per share, is convertible into Common Stock at an initial conversion price of $1.10, subject to adjustment for dilutive issuances, and votes only upon conversion. We may require conversion of the Series B 12% into Common Stock as soon as the 20-day average of the last reported sale is $4.40 or higher.

      During March and April 2003, we obtained additional credit from our lender for working capital purposes. The bank has loaned us an additional $500,000, which was added to the existing note payable, deferred principal payments under the note for a year, extended an additional one-year $1.0 million revolving line of credit and allowed us to retain a greater amount of proceeds from assets sales, with excess proceeds to be applied against the note. To obtain this financing, we cancelled the warrant given to the bank in October 2002 and gave the bank a warrant for 300,000 shares at market price and reaffirmed the security interests previously given and the assignment of the key-man life insurance. Additionally, our Chief Executive Officer gave a limited guaranty of $1.0 million for amounts drawn under the revolving line of credit, and, in exchange, we gave him a warrant for 300,000 shares at market price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      The following discussion contains forward-looking statements based on current expectations, and we assume no obligation to update these statements. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. These statements are based on our estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected by us. These factors include: the loss of one or more of our significant clients; an inability to increase our market share; difficulties in maintaining our technology alliances; a reduced demand for IT services, and a continued downturn in economic conditions.

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

      We have operated at a loss for each of the last four years with the exception of the third and fourth quarters of 2002. The losses, combined with the current market for IT services, have raised concern about our liquidity and continued operations. We continue to reduce our operating expenses in order to improve cash flow from operations. During 2002, we were in default of certain operating and capital lease provisions for failure to make timely payment, had received several default notices during 2002 and had been named in a number of related lawsuits. In May 2002, we implemented a financial restructuring plan designed to settle obligations for vacated facilities, excess equipment leases and accounts payable related to facilities and types of services we were no longer offering to clients, in a manner which would achieve the highest possible recoveries for all creditors and stockholders consistent with our ability to pay and to continue our operations. In October 2002, we completed a restructuring which satisfied the obligations for the related real estate and equipment leases and for certain trade payables for less than their recorded value. We agreed to pay $2.0 million in cash at the close of the restructuring and $1.2 million in periodic payments over the next five years, satisfying $2.9 million of recorded accounts payable and accrued expenses, $3.1 million of capital lease obligations and $229,000 of other non-current liabilities. As a result of the restructuring, a total of approximately $23.0 million of current and future contractual obligations were satisfied. We funded the restructuring by selling all of our current accounts receivable, totaling $2.5 million, through a new bank credit facility at a discount of 1.95%, which left us the ability to sell up to $1.7 million more in current accounts receivable under the same arrangement. To obtain the financing, we pledged substantially all of our assets to the bank and we issued to the bank a warrant to purchase 60,000 shares of our Common Stock at $5.00 per share. Additionally, the Company's key-man life insurance policy of $5,000,000 was assigned to the bank. Our Chief Executive Officer gave a $1.0 million personal guaranty to the bank as credit support, and, in consideration of his guaranty, we have agreed to make quarterly payments to him at an annual rate of 3% of the average outstanding balance under the facility and to issue him, quarterly, warrants to acquire 4,000 shares of our Common Stock for each $1.0 million in average outstanding balance under the facility during the quarter. The warrants will have an exercise price of $5.00 per share and will remain exercisable as long as any amount is guaranteed and for a period of one year thereafter, but for not less than five years from issuance.

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

      We derive our revenues primarily from the delivery of professional services. We offer our services to clients under time and materials contracts or under fixed fee contracts. For time and material projects, we recognize revenues based on the number of hours worked by consultants at a rate per hour agreed upon with our clients. We recognize revenues from fixed-price contracts on a percentage-of-completion method based on project hours worked. The percentage of our revenues from fixed-price contracts was approximately 23% and 32% in the first quarter of 2003 and 2002, respectively. We provide our application outsourcing services for a minimum monthly fee and charge extra fees for services that exceed agreed-upon parameters. Revenues from these services are recognized as services are provided. Revenues for services rendered are not recognized until collectibility is reasonably assured.

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

      We have historically derived and believe that we may continue to derive a significant portion of our revenues from a limited number of clients who may change from period to period (see related discussion below in "Results of Operations"). Any cancellation, deferral, or significant reduction in work performed for our principal clients could harm our business and cause our operating results to fluctuate significantly from period to period. During the quarter ended March 31, 2003, revenues from our five largest clients represented, when added together, approximately 34.2% of revenues compared with 32.3% of revenues in the corresponding period in 2002.

      We incurred a net loss in the first quarter of 2003 and in each of the last five years as a result of decreases in revenues (after 2000), investments in infrastructure, and increases in operating expenses and, more recently, as a result of not timely decreasing operating expenses. Our quarterly revenue, cost of revenues, and operating results have varied in the past due to fluctuations in the utilization of project personnel and are likely to vary significantly in the future. Therefore, we believe that period-to-period comparisons of our operating results may not be indicative of future performance and should not necessarily be relied upon.

Recent Acquisitions

      As part of our effort to adjust our structure to better address a rapidly changing and declining IT services market, we developed and began implementing an aggressive growth strategy through acquiring like-minded peer consultancies. The acquisition target companies ideally have leading competitive positions in regional and vertical markets, a proven track record of providing Microsoft-based and Novell solutions, a booked backlog of project work for premier clients, managers in place who are capable of leading a regional division for the Company, a working culture and ethic similar to our own and are owned by consultants who remain active in the business.

      During 2001, we completed a series of transactions with four companies that met our acquisition criteria. To complete these acquisitions we used a combination of cash payments, issuance of our common stock and assumption of liabilities and in return hired a total of 121 management and consulting personnel, acquired certain related assets and acquired lease arrangements for office space in the markets in which these consultancy practices operated. In the purchase price allocation, a total of $3,064,000 was recorded as goodwill.

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

      During 2002, we completed a series of transactions with two additional companies, again using a combination of cash payments, issuance of our common stock and assumption of liabilities and bank loans. Through these two acquisitions we hired 98 management and consulting personnel and acquired related assets and lease agreements for office space and equipment. In the purchase price allocation, a total of $5,241,000 was recorded as goodwill.

      As part of the 2001 and 2002 acquisitions, intangible assets excluding goodwill totaling $682,000 were acquired consisting of non-compete agreements of $325,000 and employee agreements of $357,000. The non-compete intangible assets will be amortized over their contractual lives, which are generally five years. The employee agreements' intangible assets were amortized over their contractual lives, which were less than one year. The total goodwill recorded for the 2002 acquisitions was $5,240,000. It is estimated that most of this goodwill will be deductible for tax purposes, subject to the utilization of the Company's net operating losses. See note 12.

      In connection with these acquisitions, the Company acquired accounts receivable of $1,773,000 and fixed assets of $520,000. The Company issued 214,000 shares of Common Stock valued at $577,000, of which $43,000 was used to repay a portion of an assumed note payable.

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

Results of Operations

      The following table sets forth selected financial data for the periods indicated expressed as a percentage of revenues:

                                                                  Three Months Ended
                                                                      March 31,
                                                                  ------------------
                                                                  2003         2002
                                                                  -----       -----
        Revenues .............................................    100.0%      100.0%
        Cost of revenues .....................................     70.0        75.4
                                                                  -----       -----
              Gross profit ...................................     30.0        24.6
                                                                  -----       -----
        Operating expenses:
            Selling and marketing ............................     22.5        12.7
            General and administrative .......................     88.4        68.3
            Asset impairments, restructuring
              charges and other ..............................     --          33.3
            Gain on settlement of lease termination agreement
              and other liabilities  .........................    (26.8)       --
                                                                  -----       -----
              Total operating expenses .......................     84.1       114.3
                                                                  -----       -----
              Loss from operations ...........................    (54.1)      (89.7)
        Interest and other income (expense), net .............     (5.6)        (.8)
                                                                  -----       -----
              Loss before cumulative effect of a change
                in accounting principle ......................    (59.7)%     (90.5)%
                                                                  =====       =====

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

      Revenues. For the three months ended March 31, 2003, revenues decreased 65.1% to $2.9 million compared to $8.3 million in the corresponding period of 2002. The decrease is primarily due to continuing weakness in demand in the information technology sector which has resulted in the closure of several of our offices, and recent general economic conditions caused by geopolitical influences.

      Cost of Revenues. Cost of revenues decreased 67.7% to $2.0 million for the three months ended March 31, 2003 compared to $6.2 million for the corresponding period of 2002. The decrease in cost of revenues for the first quarter resulted from a decrease in overall firm staffing. Utilization of consultants in the first quarter decreased 8.3% to 55%, compared to 60% for the corresponding quarter in 2002.

      Selling and Marketing Expenses. Selling and marketing expenses decreased 30% to $.7 million in the first quarter of 2003 from $1.0 million in the corresponding period in 2002 and as a percentage of revenues increased to 22.5% in 2003 from 12.7% in 2002. The decrease in selling and marketing expenses in 2003 was due primarily to the reduction of dedicated sales and marketing personnel in 2003 compared to 2002 as a part of management's cost reduction plan.

      General and Administrative Expenses. General and administrative expenses decreased 54.4% to $2.6 million in the first quarter of 2003 from $5.7 million in the corresponding period in 2002 and as a percentage of revenues decreased to 88.4% in 2003 from 68.3% in 2002. The decrease in general and administrative expenses in 2003 was primarily due to management's implementation of its cost reduction plan and are attributable to a reduction in rent and equipment lease expense of $785,000, salary expense of $554,000, legal expense of $362,000, depreciation and amortization expense of $609,000, telephone expense of $188,000, consulting services of $145,000, general office expense of $212,000, a net change in the provision for bad debt expense of $537,000 and other net cost reductions of $352,000, and an increase in taxes and permits expense of $119,000. During the first quarter of 2003, we terminated the office leases for our Denver and Boston operations and in conjunction with the settlement of those leases, sold property and equipment to the lessors incurring a loss of $525,000.

      Asset Impairments and Restructuring Charges and Loss on Disposition of Assets. During 2001, we recorded a $9.2 million impairment charge related to underutilized data center facility computer equipment and leasehold improvements and a $5.7 million charge for expenses incurred in connection with closing and consolidating six office locations. During 2002, in connection with our restructuring efforts and the resulting favorable settlement of certain obligations and lease agreements, we re-evaluated our reserve for closed office locations and recorded a $1.0 million reduction of the restructuring reserve. We also recorded a gain on the settlement of payables of $1.2 million relating to these favorable settlement agreements.

      During the first quarter of 2003, as a result of additional restructuring efforts and the resulting favorable settlement of certain obligations, we recorded a gain on settlement of debt of $783,000.

      Interest Expense Net. Interest expense, net of interest income increased 134.3% to $164,000 in the first quarter of 2003 from $70,000 in the corresponding period in 2002. The change was due to interest on bank financing used for acquisitions and financing accounts receivable.

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

      At March 31, 2003, we had approximately $460,000 in cash and cash equivalents and a $3.8 million working capital deficit, as compared to $1.1 million in cash and cash equivalents and a $2.8 million working capital deficit at December 31, 2002.

      Net cash used in operating activities for the three months ended March 31, 2003 and 2002 was $360,000 and $2.2 million, respectively. Cash used in operating activities in each of these periods was the result of net losses, adjusted for non-cash items related to depreciation, amortization and asset impairment, and fluctuations in receivables, unbilled and deferred revenues on contracts, prepaid expenses and other current assets, and accounts payable and accrued expenses.

      Net cash provided by investing activities for the three months ended March 31, 2003 was $258,000, primarily from the sale of excess furniture and equipment. Net cash used in investing activities for the three months ended March 31, 2002 was $757,000. Cash used in investing activities in the first quarter of 2003 consisted primarily of purchases of computer equipment, furniture and leasehold improvements and in an acquisition of assets of another company totaling $400,000.

      In the first quarter of 2003, net cash used in financing activities was $583,000, compared to $406,000 in the corresponding period of 2002. During the first quarter of 2003, we sold 20,000 shares of preferred stock for $200,000. In the first quarter of 2002, we assumed a note for $4,500,000 in conjunction with an acquisition.

      Non-cash investing and financing activities for the three months ended March 31, 2003 and 2002 consisted of new capital lease obligations for property and equipment of $0 and $362,000, respectively. In 2002, we also assumed a note for $4,750,000 in conjunction with an acquisition.

      A summary of our contractual cash obligations at March 31, 2003 (adjusted for settlements reached subsequent to quarter end) follows (amounts in thousands):

                                            Fixed
                                          Settlement
                                          Agreements   Capital   Operating
                              Bank Note       $        Leases    Leases       Total
                              ---------   ----------   -------   ---------    ------
      2003 ...............      $ --           $180        $46      $  755    $  981
      2004 ...............         282           76         17         639     1,014
      2005 ...............         329           38         --         433       800
      2006 ...............       4,139           38         --         305     4,482
      2007 ...............        --             35         --         167       202
      Thereafter .........        --            --          --        --        --
                                ------       -------    ------      ------    ------
                                $4,750         $367        $63      $2,299    $7,479
                                ======       =======    ======      ======    ======

      We have incurred significant losses from operations over the past three years. We have a substantial working capital deficit and an accumulated deficit of $90.4 million as of March 31, 2003. We were also in default under the terms of a factoring agreement with our primary lender on March 31, 2003 and may have been in technical default on other borrowing arrangements with this lender. However, all such defaults and potential defaults were waived by the bank. As a result of these and other factors, there are concerns about the liquidity of the Company at March 31, 2003.

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

      Subsequent to March 31, 2003, we obtained the following:

      o     A $500,000 increase to our term loan;

      o     A $1,000,000 Line of Credit with our primary lender; and

      o $800,000 of additional proceeds from the sale of preferred stock to an officer and director of the Company. (In February 2003, we also received $200,000 from the sale of preferred stock from this same shareholder.)

      We also reached a new settlement with a primary creditor resulting in the settlement of $901,000 of obligations for a one-time payment of $200,000 and the issuance of 100,000 shares of Common Stock at $0.95 per share. Furthermore, we have made our cost structure significantly more variable and we believe we can continue to reduce expenses if it is required.

      While we cannot give any assurances that the above actions will be sufficient to ultimately alleviate our liquidity concerns, or that additional borrowings or capital could be obtained under satisfactory terms if they become required, we do believe these actions will enable us to continue as a going concern through December 31, 2003.

Recently Issued Accounting Pronouncements

      In June 2002, the FASB issued Statement of Financial Accounting Standards SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      To date, we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in 2003. We invest our cash in money market funds, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial.

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

      We had a net loss of approximately $1.7 million for the three months ended March 31, 2003, a net loss of $11.8 million for the year ended December 31, 2002, a net loss of $49.4 million for the year ended December 31, 2001 and a net loss of approximately $25.4 million for the year ended December 31, 2000. If we do not achieve revenue growth and maintain our current cost of structure (or reduce costs further), we could experience continuing operating losses. These losses or any fluctuation in our operating results could cause the market value of our Common Stock to decline further.

We have not been able to maintain a Nasdaq SmallCap listing, so our Common Stock has become even more illiquid and the value of our securities may decline further.

      Nasdaq has, effective April 10, 2003, delisted our Common Stock, and our Common Stock is currently trading on the National Association of Securities Dealers' OTC Bulletin Board (OTCBB). The OTCBB is generally considered less liquid and efficient than Nasdaq, and although trading in our stock is already relatively thin and sporadic, the liquidity of our Common Stock will probably decline further because smaller quantities of shares will likely be bought and sold, meaning that transactions could be delayed. These factors could result in lower prices and larger spreads in the bid and ask prices for our Common Stock. Reduced liquidity may reduce the value of our Common Stock and our ability to generate additional funding.

There Is a Limited Market For Our Common Stock.

      Currently only a very limited trading market exists for Integrated Information Systems common stock. Our common stock trades on the OTC Bulletin Board under the symbol "IISX." The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time. Effective sometime in 2003 or early 2004, the OTC Bulletin Board will no longer offer companies a market on which to trade. The new BBX Exchange, which is intended to replace the OTC Bulletin Board, will have stricter listing standards. Management intends to apply to be listed on the BBX Exchange as soon as applications become available but there is no assurance that we will meet the minimum criteria required. If we fail to meet the BBX Exchange listing requirements, then we will be forced to trade solely on the pink sheets, a market with very limited liquidity and minimal listing standards. We cannot assure our shareholders that a market for our stock will be sustained. There is no assurance that our shares will have any greater liquidity than shares which do not trade on a public market.

Our Common Stock May Be Subject To Penny Stock Regulation.

      Our shares may be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stocks", trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

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

We face challenges in the integration of the businesses we have recently acquired and those we may acquire in the future.

      We may not experience the anticipated results from the integration of businesses we have acquired. The strategies of cross-marketing service offerings, the opportunities of expanded markets and clients, the development of additional revenue streams, the enhanced ability to raise capital, and the availability of public currency for making strategic acquisitions may not prove to be as advantageous as we expect. This could affect the results of our operations, negatively impact our financial performance and harm our business.

Because the market for our services may not grow during 2003, we may be unable to become profitable.

      We offer services in the IT services market, and that market has contracted significantly in recent years. We do not anticipate significant growth in the IT services market in 2003. If demand for our services does not grow in the future, or if we do not capture sufficient market share for these services, we may be unable to achieve profitability.

Our results of operations may vary from quarter to quarter in future periods and, as a result, we may not meet the expectations of our investors and analysts, which could cause our stock price to fluctuate or decline.

      Our revenues and results of operations have fluctuated significantly in the past and could fluctuate significantly in the future. We incurred net losses of $10.7 million and $2.5 million in the first and, second quarters of 2002, respectively, and reported earnings of $0.9 million and $0.5 million in the third and fourth quarters of 2002, respectively and incurred a net loss of $1.7 million in the first quarter of 2003.

       Our results may fluctuate due to the factors described in this Form 10-Q, as well as:

      o     the loss of or failure to replace any significant clients;

      o     variation in demand for our services;

      o higher than expected bad debt write-offs or impairment of our assets, including goodwill;

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

      Our success will depend in large part upon the continued services of James
G. Garvey, Jr., our founder, Chairman, President, Chief Executive Officer, and our majority stockholder. We have an employment contract with Mr. Garvey. Mr. Garvey is precluded under his agreement from competing against us for one year should he leave us. The loss of Mr. Garvey's services could harm us and cause a loss of investor confidence in our business, which could cause the trading price of our stock to decline. In addition, if Mr. Garvey resigns to join a competitor or to form a competing company, the loss of Mr. Garvey and any resulting loss of existing or potential clients to any competitor could harm our business. If we lose Mr. Garvey, we may be unable to prevent the unauthorized disclosure or use by other companies of our technical knowledge, practices, or procedures. In addition, due to the substantial number of shares of our Common Stock owned by Mr. Garvey, the loss of Mr. Garvey's services could cause investor or analyst concern that Mr. Garvey may sell a large portion of his shares, which could cause a rapid and substantial decline in the trading price of our Common Stock.

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

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      During July and August 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its current and former officers and directors (the "Individual Defendants") and the members of the underwriting syndicate involved in the Company's initial public offering (the "Underwriter Defendants"). All four lawsuits have been consolidated for coordination with more than 300 similar cases. The suits generally allege that: (1) the Underwriter Defendants allocated shares of the Company's initial public offering to their customers in exchange for higher than standard commissions on transactions in other securities; (2) the Underwriter Defendants allocated shares of the Company's initial public offering to their customers in exchange for the customers' agreement to purchase additional shares of our Common Stock in the after-market at pre-determined prices; (3) the Company and the Individual Defendants violated section 10(b) of the Securities Exchange Act of 1934 and/or section 11 of the Securities Act of 1933; and (4) the Individual Defendants violated section 20 of the Securities Exchange Act of 1934 and/or section 15 of the Securities Act of 1933. The plaintiffs seek unspecified compensatory damages and other relief. We have sought indemnification from the underwriters of its initial public offering. In July 2002, we, as part of the group of issuers of shares named in the consolidated litigation and the Individual Defendants, filed a motion to dismiss the consolidated amended complaints. The Underwriter Defendants filed motions to dismiss as well. Also in July 2002, the plaintiffs offered to dismiss the Individual Defendants, without prejudice, in exchange for a Reservation of Rights and Tolling Agreement from each Individual Defendant. All of the Individual Defendants in our four lawsuits have entered into such an agreement. On November 1, 2002, the Court heard oral arguments on the motions to dismiss, and in February 2003, dismissed the section 10(b) claims against the Company but allowed the plaintiffs to continue to pursue the remaining claims. We believe that the claims against the Company are unfounded and without merit and intend to vigorously defend this matter.

      In December 2001, we terminated a lease with MCW Brickyard Commercial, L.L.C. ("MCW") for new office space at 699 South Mill Avenue in Tempe, Arizona as a result of MCW's failure to deliver the leased premises in a timely manner and filed suit against MCW in Superior Court in Maricopa County, Arizona to recover damages it incurred in preparing to move to the premises and for funds remaining in a construction escrow account. MCW filed an answer, denying all liability and alleging that we caused delays in delivery of the leased premises. During March 2002, MCW filed an amended answer and supplemental counterclaim for lost rent, lost parking income, lost expense income, commissions and unpaid construction costs. MCW also sought indemnity for construction costs and its attorneys' fees and interest. In August 2002, MCW filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and the state court litigation was stayed as a result. The Company and MCW signed a settlement agreement during March 2003, which was approved by the bankruptcy court. Terms of the settlement included the release of $138,000 in an escrow account to the Company and the mutual release of all other claims between the two parties.

      Additionally, we are, from time to time, party to various legal proceedings arising in the ordinary course of business. We evaluate such claims on a case-by-case basis, and our policy is to vigorously contest any such claims which we believe are without merit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On February 26, 2003 and April 2, 2003, the Company issued to James G. Garvey, Jr., our major shareholder, Chairman, Chief Executive Officer and President, an aggregate of 40,000 shares of Series A 8% Convertible Preferred Stock for aggregate proceeds of $400,000. On April 4, 2003, the Company issued to Mr. Garvey 40,000 shares of Series B 12% Convertible Preferred Stock in exchange for a like number of shares of the Series A 8% Convertible Preferred Stock and an additional 60,000 shares of Series B 12% Convertible Preferred Stock. The aggregate purchase price for the Series B 12% Convertible Preferred Stock issued to Mr. Garvey, including the $400,000 invested in the Series A 8% Convertible Preferred Stock, was $1,000,000. There were no underwriters, and the Company received proceeds of $1,000,000. In connection with the investment in the Series B 12% Convertible Preferred Stock, and in consideration of Mr. Garvey's guarantee of the Company's new $1.0 million revolving line of credit, the Company issued Mr. Garvey a warrant to purchase 300,000 shares of our Common Stock at the market price on April 4, 2003. The warrant expires thirty days after the guarantee has been extinguished. The shares of preferred stock that were issued on February 26, 2003 were issued by the Company in reliance on the exemption from registration provided by Section 4(2) or Regulation D of the Securities Act of 1933. The shares and warrant that were issued on April 2 and 4, 2003 were issued by the Company in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Use of proceeds was for general working capital needs.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          3.1 (d) Corrected Certificate of Designation of Series B Convertible Preferred Stock of Integrated Information Systems, Inc.

          10.44(a) Separation Agreement between the Company and Mark N. Rogers dated April 11, 2003.

          10.61 Termination and Settlement Agreement between the Company and A.H. Root, Limited Liability dated April 8, 2003.

          10.62 Termination and Settlement Agreement between the Company and Multi Employer Property Trust dated April 18, 2003.

          99.1 Certification of James G. Garvey, Jr., Chairman, Chief Executive Officer and President.

          99.2      Certification of Donald H. Megrath, SVP, Chief Financial
                    Officer.

      (b) Reports on Form 8-K

            o Form 8-K filed January 10, 2003, to file as exhibit 99.1 a press release titled "IIS Reports Results for Fourth Quarter 2002" and, as exhibit 99.2, a press release titled "Integrated Information Systems, Inc. Issues Letter to Shareholders."

            o Form 8-K filed January 23, 2003 reporting, under Item 4 that on January 21, 2003, the Company changed its independent auditors.

            o Form 8-K filed February 28, 2003 reporting, under Item 5 that on February 26, 2003, the Company sold 20,000 of its Series A 8% Convertible Preferred Stock to its Chairman and Chief Executive Officer.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTEGRATED INFORMATION SYSTEMS, INC.

Date: May 15, 2003                      /s/ James G. Garvey, Jr.
                                        ----------------------------------------
                                        James G. Garvey, Jr.
                                        Chairman of the Board of Directors,
                                        Chief Executive Officer
                                        and President

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

Date: May 15, 2003

                                        /s/ James G. Garvey, Jr.
                                        ----------------------------------------
                                        James G. Garvey, Jr.
                                        Chairman, Chief Executive
                                        Officer and President
                                        (Principal Executive Officer)

                CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
                             PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Donald H. Megrath, hereby certify that:

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

Date: May 15, 2003                      /s/ Donald H. Megrath
                                        ----------------------------------------
                                        Donald H. Megrath
                                        Senior Vice President,
                                        Chief Financial Officer