Form 10-Q
period 2003-06-30
INTEGRATED INFORMATION SYSTEMS INC
filed 2003-08-13
CIK 1059421

29


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark  One)
        X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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


     YES   X   NO  ___
          ---


The registrant has not been subject to the filing requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934 for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, not including shares held in treasury:


  AS OF AUGUST 12, 2003, THERE WERE 3,580,151 SHARES OF COMMON STOCK, $0.001 PAR
                               VALUE, OUTSTANDING.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY




                                TABLE OF CONTENTS





                                                                        PAGE
                                                                        ----

PART I  FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .     3

   ITEM 1  UNAUDITED FINANCIAL STATEMENTS. . . . . . . . . . . . . . .     3

           Condensed Consolidated Balance Sheets as of June 30, 2003
           and December 31, 2002 . . . . . . . . . . . . . . . . . . .     3
`
           Condensed Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 2003 and 2002 . . . . .     4

           Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 2003 and 2002 . . . . . . . . . . . . . . 5

           Notes to Condensed Consolidated Financial Statements. . . .     6

   ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . .    12

   ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK . . . . . . . . . . . . . . . . . . . . . . . .    18

   ITEM 4  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . .    24


PART II  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .    24

   ITEM 1  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .    24

   ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . .    25

   ITEM 4  SUBMISSSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           25

   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .    26


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27



                         PART I.   FINANCIAL INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS


               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                                 JUNE 30,      DECEMBER 31,
                                                                                  2003            2002
                                                                               ------------   ------------
                                                                                       (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                       $      10   $       1,145
 Restricted cash                                                                       266             835
 Accounts receivable, net factored with recourse                                     1,355           2,153
 Unbilled revenues on contracts                                                         21             105
 Prepaid expenses and other current assets                                             150             177
                                                                                 ---------        --------
   Total current assets                                                              1,802           4,415
 Property and equipment, net                                                         1,406           3,055
 Goodwill                                                                            5,240           5,080
 Other assets                                                                          468             730
                                                                                 ---------        --------
                                                                                 $   8,916   $      13,280
                                                                                 =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable and accrued expenses                                           $   2,761   $       3,523
 Amounts due under accounts receivable financing                                     1,177           2,898
 Current installments of note payable                                                   92             253
 Current installments of capital lease obligations                                      25              43
 Deferred revenues on contracts                                                        177             270
 Other current liabilities                                                             228             216
                                                                                 ---------        --------
   Total current liabilities                                                         4,460           7,203
 Capital lease obligations, less current installments                                    -              16
 Note payable to bank                                                                5,138           4,481
 Other liabilities                                                                     188             979
                                                                                 ---------        --------
   Total liabilities                                                                 9,786          12,679
                                                                                 ---------        --------
Commitments and contingencies (notes 2, 10, 16)
Stockholders' equity:
 Preferred stock, $.001 par value 5,000,000 shares authorized and
   100,000 issued and outstanding at June 30, 2003                                       -               -
 Common Stock, $.001 par value; authorized 15,000,000 shares; issued and outstanding 3,580,151 and 3,480,151 shares at June 30, 2003 and December 31,
   2002                                                                                  4               3
 Additional paid-in capital                                                         95,758          94,561
 Accumulated deficit                                                               (91,319)        (88,650)
 Accumulated other comprehensive loss                                                  (31)            (31)
                                                                                 ---------        --------
                                                                                     4,412           5,883
Treasury stock, at cost, 990,360 shares at June 30, 2003 and December 31, 2002      (5,282)         (5,282)
                                                                                 ---------        --------
   Total stockholders' equity (Deficit)                                               (870)            601
                                                                                 ---------        --------
                                                                                 $   8,916   $      13,280
                                                                                 =========        ========







      See accompanying notes to condensed consolidated financial statements

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)




                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 JUNE 30,                  JUNE 30,
                                                           ====================      ==================
                                                             2003         2002        2003         2002
                                                           ---------    --------    --------     --------
                                                                (Unaudited)              (Unaudited)
Revenues . . . . . . . . . . . . . . . . . . . . . . . .  $   2,118    $   7,129   $  5,039   $  15,396
Cost of revenues                                             (1,642)      (5,409)    (3,687)    (11,641)
                                                           --------     --------    -------     --------
        Gross profit                                            476        1,720      1,352       3,755
                                                           --------     --------    --------    ---------
Operating expenses:
   Selling and marketing                                        507          716       1,164      1,770
   General and administrative                                   844        3,247       3,427      8,892
   Asset impairments and restructuring charges                  (31)         133         (31)     2,884
   Gain on settlement of lease termination agreement
     and other liabilities                                      (79)           -        (862)         -
                                                          ---------    ---------    --------    --------
       Total operating expenses                               1,241        4,096       3,698      13,546
                                                          ---------    ---------    --------    --------
       Loss from operations                                    (765)      (2,376)     (2,346)     (9,791)
Interest and other income                                         -            6           2          55
Interest expense                                               (159)        (112)       (325)       (231)
                                                          ---------    ---------    --------    --------
       Loss before cumulative effect of a change in
        accounting principle                                   (924)      (2,482)     (2,669)     (9,967)
Cumulative effect of a change in accounting principle             -            -           -      (3,187)
                                                          ---------    ---------    --------    --------
       Net loss . .  . . . . . . . . . . . . . . . . . .  $    (924)   $  (2,482)    $(2,669)   $(13,154)
                                                          =========    =========    ========    ========
Loss per share:
Loss before cumulative effect of a change in accounting
 principle . . . . . . . . . . . . . . . . . . . . . . .  $    (.26)   $    (.75)    $  (.76)   $  (3.01)
Cumulative effect of a change in accounting principle. .          -            -           -        (.96)
                                                          ---------    ---------    --------    --------
  Loss per share, basic and diluted. . . . . . . . . . .  $    (.26)   $    (.75)    $  (.76)   $  (3.97)
                                                          =========    =========    ========    ========
Weighted average common shares outstanding . . . . . . .      3,571        3,310       3,526       3,310
                                                          =========    =========    ========    ========























     See accompanying notes to condensed consolidated financial statements

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)




                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                            -----------------------
                                                                                               2003         2002
                                                                                            ---------    ----------
                                                                                                  (Unaudited)

Cash flows from operating activities:
      Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ (2,669)   $ (13,154)
      Adjustments to reconcile net loss to net cash used in operating activities:
            Cumulative effect of a change in accounting principle. . . . . . . . .                  -        3,187
            Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .                795        2,480
            Asset impairment and restructuring . . . . . . . . . . . . . . . . . .                  -        2,884
            Loss on sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                544            -
            Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . .                (89)         332
            Gain on settlement of debt obligations . . . . . . . . . . . . . . . .               (862)           -
           Change in assets and liabilities, net of acquisitions:
                   Accounts receivable . . . . . . . . . . . . . . . . . . . . . .                890        1,206
                   Unbilled revenues on contracts. . . . . . . . . . . . . . . . .                 84           69
                   Prepaid expenses and other assets . . . . . . . . . . . . . . .                172         (208)
                   Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .                 92          (48)
                   Accounts payable and accrued expenses . . . . . . . . . . . . .               (182)         (69)
                   Deferred revenues on contracts. . . . . . . . . . . . . . . . .                (71)        (589)
                   Other current liabilities . . . . . . . . . . . . . . . . . . .                 23            -
                                                                                             --------      -------
         Net cash used in operating activities. . . . . . . . .  . . . . . . . . .             (1,273)      (3,910)
                                                                                             --------      -------
Cash flows from investing activities:
     Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (15)        (162)
     Proceeds from disposition of assets . . . . . . . . . . . . . . . . . . . . .                346           73
     Acquisitions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -         (400)
                                                                                             --------      -------
         Net cash provided by (used in) investing activities. .  . . . . . . . . .                331         (489)
                                                                                             --------      -------
Cash flows from financing activities:
     Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                288          692
     Net borrowings (repayments) . . . . . . . . . . . . . . . . . . . . . . . . .             (1,451)           -
     Repayments of capital lease obligations . . . . . . . . . . . . . . . . . . .                (30)        (902)
     Issuance of redeemable convertible preferred stock. . . . . . . . . . . . . .              1,000            -
                                                                                             --------      -------
         Net cash used in financing activities. .. . . . . . . . . . . . . . . . .               (193)        (210)
                                                                                             --------      -------
Effect of exchange rate on cash. . . . . . . . . . . . . . . . . . . . . . . . . .                  -            3
Decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .             (1,135)      (4,606)
Cash and cash equivalents, at beginning of period. . . . . . . . . . . . . . . . .              1,145        5,235
                                                                                             --------      -------
Cash and cash equivalents, at end of period. . . . . . . . . . . . . . . . . . . .           $     10     $    629
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

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)     NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

     Integrated Information Systems, Inc. and its wholly owned subsidiary provides information technology related professional services to businesses. We help companies implement new technology to improve productivity. In this report, "IIS", "we" or "the Company" means Integrated Information Systems, Inc. and its wholly owned subsidiary.

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

     We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.


(2)     LIQUIDITY  AND  CONTINUED  OPERATIONS

     We have incurred significant losses from operations over the past three years and have a substantial working capital deficit and an accumulated deficit of $91,319,000 as of June 30, 2003. As a result of these and other factors, there are concerns about our liquidity at June 30, 2003.

     The continuation of the Company is dependent upon our efforts to raise additional capital, increase revenues, reduce expenses, and ultimately, to achieve profitable operations. We have reduced our obligations and expenses through settlements with creditors, landlords and lessors, reduced our work force, and made substantial reductions to general and administrative expenses throughout 2002 and through the second quarter of 2003.

     During  the  six  months  ended  June  30, 2003, we obtained the following:
     -     A  $500,000  increase  to  our  term  loan;
     -     A  $1,000,000  Line  of  Credit  with  our  primary  lender;  and
     - $1,000,000 proceeds from sales of preferred stock to an individual who is our majority stockholder and chief executive officer and director of the Company.

     During the six months ended June 30, 2003, we consummated new settlements with creditors resulting in the settlement of $1,697,000 of obligations for $750,000 in cash and deposits and the issuance of 100,000 shares of Common Stock at $0.85 per share. Furthermore, we have made our cost structure significantly more variable and believe we can continue to reduce expenses if it is required.

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

(4)     SUPPLEMENTAL  NON-CASH  DISCLOSURES

     Non-cash investing and financing activities for the six months ended June 30, 2003 and 2002 consisted of new capital lease obligations for property and equipment of $0 and $362,000, respectively. In 2002, as a result of acquisitions, we assumed capital lease obligations totaling $24,000, issued Common Stock totaling $338,000 and assumed a $4,750,000 note.

(5)     NET  LOSS  PER  SHARE

     At June 30, 2003 and 2002 there were 921,693 and 1,099,896 stock options outstanding, respectively. Because we incurred a net loss in each quarter, all of these options, as well as all warrants, have been excluded from the net loss per share calculation, because their effect would be antidilutive.

     All options granted had an exercise price equal to the market price on the date of grant. Per share weighted average fair values are based on the date of grant using the Black-Scholes Method. Had we determined compensation cost based on the fair value at the grant date for our stock options under SFAS 123, our net loss would have been increased to the pro forma amounts indicated below (amounts in thousands):




                                                  THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------  --------------------------
                                                     2003            2002            2003          2002
                                                 --------         ---------        --------      --------
Net loss as reported. . . . . . . . . . . . . .  $   (924)        $  (2,482)       $ (2,669)     $(13,154)
Effect of recording stock options at fair value        (8)              (13)            (12)          (28)
                                                 --------         ---------        --------      --------
Pro forma . . . . . . . . . . . . . . . . . . .      (932)           (2,495)         (2,681)      (13,182)
                                                 ========         =========        ========     =========
Net loss per share, as reported . . . . . . . .      (.26)             (.75)           (.76)        (3.97)
Net loss per share, pro forma . . . . . . . . .      (.26)             (.75)           (.76)        (3.98)



(6)     ACCOUNTS  RECEIVABLE

     In October 2002, we entered into a financing agreement with a bank to provide a revolving loan facility. The agreement permits us to sell with recourse trade accounts receivable up to $4,200,000, is due on demand and is subject to certain collateral limitations and covenants primarily related to borrowing issuances. We pay a fee of 1.95% of the face amount of the factored receivables. The agreement is collateralized by substantially all of our assets. The agreement expires on October 14, 2003 with automatic one-year renewals, subject to termination rights. At June 30, 2003, we had outstanding borrowings of $1,177,000. For financial presentation purposes, the related receivable and outstanding recourse liability have been included as an asset and liability, respectively, on the balance sheet.

(7)     ASSET  IMPAIRMENTS,  RESTRUCTURING  AND  OTHER  CHARGES

     During 2001, we recorded asset impairments and restructuring charges totaling $14,882,000. These charges included a charge in the second quarter of 2001 related to underutilized computer equipment and leasehold improvements at our data center used for application outsourcing services and a charge in the fourth quarter of 2001 for expenses incurred in connection with the closing and consolidating of six office locations and abandoned leasehold improvements in an unoccupied seventh location. Additionally, we recorded other charges related to the impairment of inventoried software licenses in the second quarter of 2001.

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

     During the third quarter of 2002, negotiations with the landlords of each of the closed facilities and the remaining facilities resulted in a restructuring of certain obligations and favorable settlements ultimately consummated in October 2002. Accordingly, we again re-evaluated our accrual for closed office locations resulting in a reduction of the restructuring reserve of $2,773,000.

     During the fourth quarter of 2002, we completed a restructuring which satisfied the obligations for certain real estate and equipment leases, certain trade payables and accrued expenses for less than their recorded value. We agreed to immediately pay $1,995,000 in cash and $1,221,000 in periodic payments over the next five years satisfying $2,686,000 of recorded accounts payable and accrued expenses, $3,074,000 of capital lease obligations and $229,000 of other non-current liabilities. As a result of the comprehensive settlement, a total of approximately $23.0 million of contractual obligations were satisfied and a reduction of the restructuring reserve of $2,427,000 was recognized in the fourth quarter due to the change in estimation of restructuring charges. We also recognized a gain of $1,268,000 from the settlement of trade payables for less than the face amount. The completion of the comprehensive settlement with creditors was funded by a revolving bank credit facility of $4,200,000 funded through the sale of accounts receivable at a discount of 1.95%, of which $2,481,000 was used to fund the settlement, including a $422,000 cash reserve account related to the receivables financing. To obtain the financing, we pledged substantially all of our assets to the bank as collateral. Additionally, our key-man life insurance policy of $5,000,000 was assigned to the bank, and the bank was given a warrant to purchase 60,000 shares of our Common Stock at $5.00 per share. Our major stockholder and Chief Executive Officer gave a $1.0 million personal guaranty to the bank as credit support, and, in consideration of his guaranty, we have agreed to make quarterly payments to him at an annual rate of 3% of the average outstanding balance under the facility and to issue him, quarterly, warrants to acquire 4,000 shares of our Common Stock for each $1.0 million in average outstanding balance under the facility during the quarter. The warrants will have an exercise price of $5.00 per share and will remain exercisable as long as any amount is guaranteed and for a period of one year thereafter, but for not less than five years from issuance.

     During the first quarter of 2003, in accordance with the terms of the acquisition agreement with Cunningham Technology Group (CTG), we agreed to indemnify the CTG principals against losses related to the early termination of the lease for their office space estimating the loss to be $160,000. Additionally, we reached a settlement with regard to the escrow account that was held as restricted cash. Accordingly, we again re-evaluated the accrual for closed office locations resulting in a reduction of the restructuring charge of $434,000 in the first quarter of 2003.

     During the second quarter of 2003, we settled the CTG office space lease agreeing to pay $58,000 in cash and $100,000 in four quarterly payments of $25,000 each. We also realized actual expenses of $12,000 against the closed office leases that had been accrued and determined $31,000 to be in excess of the closed office leases which have all been settled or expired. Accordingly, we re-evaluated the accrual for closed office locations resulting in a reduction of the restructuring reserve of $203,000.

     As of June 30, 2003, we no longer had any accrued liabilities for the future cash expenditures attributable to these restructuring charges.

The  activity  for  the  three  months  ended June 30, is summarized as follows:




                                           ACCRUED
                                 CLOSED FACILITIES RESERVES
Balance, March 31, 2003. . . .  $                   203,000
                                ----------------------------
 Changes in previous estimates                     (203,000)
                                ----------------------------
Balance, June 30, 2003 . . . .  $                         0
                                ============================



(8)     LINE  OF  CREDIT

     During the second quarter of 2003, we obtained a one-year $1.0 million revolving line of credit. Our Chief Executive Officer gave a limited guaranty of $1.0 million for amounts drawn under the revolving line of credit, and, in exchange, we gave him a warrant for 300,000 shares at market price. As of June 30, 2003, no amount had been drawn against the line of credit. However, during July, 2003 we received net draw downs of $176,000 against the line of credit. See also note 18.

(9)     NOTE  PAYABLE  TO  BANK

     At June 30, 2003, we owed $5,241,000 of $5,250,000 available under a long-term note with a bank. The note bears interest at 7.0%, payable quarterly with principal payments beginning in 2004. This amount is reflected net of an $11,000 discount on our Balance Sheet. The note is collateralized by accounts receivable, inventory, equipment, furniture and intellectual property. Future principle payments on the note are (amounts in thousands):




2003. . . . .  $    -
2004. . . . .     279
2005. . . . .     396
2006. . . . .   4,566
                ------
                 5,241
                ======



(10)     CAPITAL  LEASE  OBLIGATIONS

     We are obligated under capital leases primarily for computer and office equipment that expire in 2003 and 2004. The leases meet the various criteria of a capital lease and are, therefore, classified as capital lease obligations. Capital lease obligations reflect the present value of future rental payments, discounted at the interest rate implicit in each of the leases.
The leased computer and office equipment has been included in property and equipment at a total cost of $59,000 at June 30, 2003. Accumulated depreciation related to this furniture and equipment was $59,000 at June 30, 2003. We acquired property and equipment and assumed capital lease obligations totaling $0 and $362,000 for the six months ended June 30, 2003 and 2002, respectively. Interest payments under capital lease obligations are generally paid in the period incurred.

(11)     OPERATING  LEASE  COMMITMENTS

     We have entered into various non-cancelable operating lease agreements for office space, and office equipment. The terms of these agreements range from 6 months to 5 years and all of the leases require monthly payments. We are generally responsible for all executory costs including maintenance, insurance, utilities and taxes. Total rent expense was $147,000 and $233,000 for the three months ended June 30, 2003 and 2002, respectively and $489,000 and $1,076,000 for the six months ended June 30, 2003 and 2002, respectively.

     A summary of the future minimum lease payments under operating leases after June 30, 2003 follows (amounts in thousands):



2003. . . .  $310
2004. . . .   548
2005. . . .   433
2006. . . .   305
Thereafter.   167
             ----
            1,763
            =====



     During 2003, 2002 and 2001, we terminated leases for office space in New York, Boston, Denver, Santa Monica and Irvine, California; Jacksonville, Florida; Alpharetta, Georgia; Tempe, Arizona; and Bangalore, India. The above future minimum lease payments exclude minimum payment amounts for the terminated leases.


(12)     INCOME  TAXES

     We did not record a provision for federal or state income taxes during the six months ended June 30, 2003 and 2002 due to the net losses reported during those periods. We also did not record a benefit for federal and state income taxes during the six months ended June 30, 2003 and 2002 due to limitations on the use of net operating loss carry forwards.

     At June 30, 2003, we had net operating loss carry forwards of approximately $65,000,000 for U.S. federal and state income tax purposes that expire in years 2018 through 2022. The difference between the net operating loss carry forwards of approximately $65,000,000 and the accumulated deficit of $91,319,000 at June 30, 2003 is primarily due to timing differences of recognizing certain expenses as required by the tax code compared to the requirements of generally accepted accounting principles.

     We have recorded a valuation allowance for the deferred tax assets as of June 30, 2003 and December 31, 2002. In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making our assessment. Based upon the level of historical losses and projections for future taxable income/losses over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will not realize the benefits of these deductible differences.

(13)     CONVERTIBLE  PREFERRED  STOCK

     In the first and second quarters of 2003, we sold 40,000 shares of Series A 8% Convertible Preferred Stock ("Series A 8%") to our majority stockholder, chief executive officer and director for total proceeds of $400,000. In the second quarter of 2003, we converted the 40,000 shares of Series A 8% into 40,000 shares of Series B 12% Convertible Preferred Stock ("Series B 12%") and we sold an additional 60,000 shares of Series B 12% to the same individual for total proceeds of $600,000.

     Series A 8% had a par value of $.001, a liquidation value of $30.00 per share, carried a cumulative quarterly dividend of $.80 per share per annum, was convertible into Common Stock at an initial conversion price of $2.50, subject to adjustment for dilutive issuances, and voted only upon conversion. We could require conversion into Common Stock as soon as the 20-day average of the last reported sale of Common Stock reached $10.00 per share or higher.

     Series B 12% has a par value of $.001, a liquidation value of $30.00 per share, carries a cumulative annual dividend of $1.20 per share, is convertible into Common Stock at an initial conversion price of $1.10, subject to adjustment for dilutive issuances, and votes only upon conversion. We may require conversion into Common Stock as soon as the 20-day average of the last reported sale of Common Stock is $4.40 per share or higher.


(14)     GOODWILL

     We have determined that we have only one reporting unit. The fair value of our reporting unit and the related implied fair value of its respective goodwill was established using a market capitalization approach supported by a discounted cash flow approach.

     In June 2002, we completed the transitional goodwill impairment test, which resulted in a non-cash charge of $3,187,000. All of the charge was related to our acquisitions completed in 2001. The primary factors that resulted in the impairment charge were due to the difficult economic environment in the IT professional services sector and the liquidity and continuation concerns of the Company at that time.

     The fair value and carrying value of the goodwill of $5,240,000, relating to the acquisitions we completed in the first and fourth quarters of 2002, were tested during our annual measurement date in the fourth quarter of 2002, which resulted in no impairment charges.

(15)     SIGNIFICANT  CUSTOMERS

     One customer accounted for 8% of total revenue for the six months ended June 30, 2003. One customer accounted for 8% of total revenue for the six months ended June 30, 2002.

     One customer accounted for 11% of the total accounts receivable balance at June 30, 2003. One customer accounted for 7% of the total accounts receivable Balance at June 30, 2002.

(16)     CONTINGENCIES  AND  RELATED  PARTY  TRANSACTIONS

     During July and August 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its current and former officers and directors (the "Individual Defendants") and the members of the underwriting syndicate involved in our initial public offering (the "Underwriter Defendants"). All four lawsuits have been consolidated for coordination with more than 300 similar cases. The suits generally allege that: (1) the Underwriter Defendants allocated shares of the Company's initial public offering to their customers in exchange for higher than standard commissions on transactions in other securities; (2) the Underwriter Defendants allocated shares of our initial public offering to their customers in exchange for the customers' agreement to purchase additional shares of our Common Stock in the after-market at pre-determined prices; (3) the Company and the Individual Defendants violated section 10(b) of the Securities Exchange Act of 1934 and/or section 11 of the Securities Act of 1933; and (4) the Individual Defendants violated section 20 of the Securities Exchange Act of 1934 and/or section 15 of the Securities Act of 1933. The plaintiffs seek
unspecified   compensatory  damages   and   other   relief.  We   have   sought
indemnification from the underwriters of its initial public offering. In July 2002, we, as part of the group of issuers of shares named in the consolidated litigation (the "Issuer Defendants") and the Individual Defendants, filed a motion to dismiss the consolidated amended complaints. The Underwriter Defendants filed motions to dismiss as well. Also in July 2002, the plaintiffs offered to dismiss the Individual Defendants, without prejudice, in exchange for a Reservation of Rights and Tolling Agreement from each Individual Defendant. All of the Individual Defendants in our four lawsuits have entered into such an agreement. On November 1, 2002, the Court heard oral arguments on the motions to dismiss, and in February 2003, the Court dismissed the section 10(b) claims against the Issuer Defendants, but allowed the plaintiffs to continue to pursue the remaining claims. We believe that the claims against the Company are without merit and intend to vigorously defend this matter if it is not settled.

     In the second quarter of 2003, counsel for the Issuer Defendants, counsel for the Issuer Defendants' insurers, and a plaintiffs' executive committee appointed by the Court entered into a memorandum of understanding ("the "MOU") and related agreements to settle the consolidated class action as against all Issuer Defendants. The MOU provides, generally, that the insurers for the Issuer Defendants will guarantee a recovery (either by settlement or judgment) to the plaintiffs against the Underwriter Defendants, against whom the litigation is still proceeding, of at least $1 billion. Accordingly, if the plaintiffs recover less than $1 billion from the Underwriter Defendants, the insurers for the Issuer Defendants will pay to the plaintiffs the difference between the actual recovery and $1 billion. The entire guaranteed amount, as well as the Issuer Defendants' legal fees incurred since June 1, 2003, will be paid by the insurers. Any settlement amounts and all legal fees paid by the Issuer Defendants will be allocated among the settling Issuer Defendants, and any allocated amounts that exceed the individual D&O policy limits of the individual Issuer Defendants (taking into account any other claims made against such policies) will be the responsibility of the Issuer Defendants. The Company believes, based on the information available to it now, that it is unlikely that the Company's policy limits will be exhausted by the settlement amounts paid by its insurers. A special independent committee of the Company's board of directors was previously formed to consider any settlement of the litigation, and the special committee has voted to approve the terms of the settlement based on the terms of the MOU and related agreements. The settlement remains subject to final approval of individual settlement agreements with each individual Issuer Defendant who has agreed to settle, as well as final approval of the lead plaintiffs and the insurers, and is subject to approval by the Court. It is anticipated that these approvals will take several months to obtain, if obtained at all. The Company anticipates that there will be objections to the settlement, and individual plaintiff class members will be able to opt out of the class action settlement and could conceivable pursue individual claims. There can be no assurance that the settlement will be approved on the terms provided in the MOU, if at all. The foregoing is a general summary of some of the salient points of the MOU and related agreements and is not a complete summary of the specific terms of the proposed settlement.


     Additionally, we are from time to time, party to various legal proceedings arising in the ordinary course of business. We evaluate such claims on a case-by-case basis, and our policy is to vigorously contest any such claims which we believe are without merit.

     Our majority stockholder, chief executive officer and director has personally guaranteed our accounts receivable financing, and we have an ongoing, quarterly obligation to pay him cash and issue him warrants for the continuing guaranty, based on the amount of financing guaranteed during the quarter.

     We sold preferred stock to this same majority stockholder, officer and Director in February, March and April of 2003.

     In the second quarter of 2003, we sold certain assets, customer contracts and intellectual property of one of our small business offerings to our majority stockholder, chief executive officer and director, and his spouse, and agreed to provide related and specified services to them in connection with the sale. In exchange, the buyers forgave $46,000 in debt owed to them by the Company and assumed the obligation for $22,000 in deferred revenue. We recorded a gain on the transaction of $25,000. An independent committee of the Board was appointed to consider this transaction. The operations that were disposed of were no longer in line with the Company's strategies and offerings, had been partially discontinued, was not profitable (and we believed it would be unlikely to achieve profitability in the foreseeable future, if at all). The special committee of the board concluded that the sale was on terms no less favorable than could have been obtained in a transaction with an unrelated, third party buyer and was less disruptive and more favorable to IIS' ongoing business than a complete discontinuation of the remaining operations of this business offering or further investment in it by the Company.

(17)     RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

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


(18)     SUBSEQUENT  EVENTS

     During July 2003, we received net draw downs of $176,000 against our one-year, $1.0 million revolving line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING  STATEMENTS

     The following discussion contains forward-looking statements based on current expectations, and we assume no obligation to update these statements unless legally required. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. These statements are based on our estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected by us. These factors include: the loss of one or more of our significant clients; an inability to increase our market share; difficulties in maintaining our technology alliances; further reduced demand for IT services, and a continued downturn in economic conditions.

     These factors and the other matters discussed below under the heading "Factors that May Affect Future Results and Our Stock Price" may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.


OVERVIEW

     Since the third quarter of 2000, the market for IT services has changed dramatically and the demand has declined significantly. As part of our effort to adjust our structure to better address the general economic business climate and the slowdown in the IT professional services market, we have closed underperforming or vacant regional offices, reduced staff in remaining offices, recorded material charges related to underutilized data center facility computer equipment and leasehold improvements and developed and began implementing an aggressive growth strategy through acquiring like-minded peer consultancies. We completed four such acquisitions in 2001, two such transactions in 2002 and anticipate additional, similar transactions, in future periods if market conditions and our resources permit.

     We have operated at a loss for each of the last four years with the exception of the third and fourth quarters of 2002 which were favorably impacted by revisions to our restructuring accruals. The losses, combined with the current market for IT services, have raised concern about our liquidity and continued operations. We continue to reduce our operating expenses in order to improve cash flow from operations. During 2002, we were in default of certain operating and capital lease provisions for failure to make timely payment, had received several default notices during 2002 and had been named in a number of related lawsuits. In May 2002, we implemented a financial restructuring plan designed to settle obligations for vacated facilities, excess equipment leases and accounts payable related to facilities and types of services we were no longer offering to clients, in a manner which would achieve the highest possible recoveries for all creditors and stockholders consistent with our ability to pay and to continue our operations. In October 2002, we completed a restructuring which satisfied the obligations for the related real estate and equipment leases and for certain trade payables for less than their recorded value. We agreed to pay $2.0 million in cash at the close of the restructuring and $1.2 million in periodic payments over the next five years, satisfying $2.9 million of recorded accounts payable and accrued expenses, $3.1 million of capital lease obligations and $229,000 of other non-current liabilities. As a result of the restructuring, a total of approximately $23.0 million of current and future contractual obligations were satisfied. We funded the restructuring by selling all of our current accounts receivable, totaling $2.5 million, through a new bank credit facility at a discount of 1.95%, which left us the ability to sell up to $1.7 million more in current accounts receivable under the same arrangement. To obtain the financing, we pledged substantially all of our assets to the bank and we issued to the bank a warrant to purchase 60,000 shares of our Common Stock at $5.00 per share. Additionally, the Company's key-man life insurance policy of $5,000,000 was assigned to the bank. Mr. James Garvey, our majority stockholder, Chief Executive Officer and one of our directors, gave a $1.0 million personal guaranty to the bank as credit support, and, in consideration of his guaranty, we have agreed to make quarterly payments to him at an annual rate of 3% of the average outstanding balance under the facility and to issue him, quarterly, warrants to acquire 4,000 shares of our Common Stock for each $1.0 million in average outstanding balance under the facility during the quarter. The warrants will have an exercise price of $5.00 per share and will remain exercisable as long as any amount is guaranteed and for a period of one year thereafter, but for not less than five years from issuance.


     During March and April 2003, we obtained additional credit from our lender for working capital purposes. The bank has loaned us an additional $500,000, which was added to the existing note, deferred principal payments under the note for a year, extended a one-year $1.0 million revolving line of credit and allowed us to retain a greater amount of proceeds from assets sales, with excess proceeds to be applied against the note. To obtain this financing, we cancelled the warrant given in October 2002 and gave the bank a warrant for 300,000 shares at market price and reaffirmed the security interests previously given and the assignment of the key-man life insurance. Additionally, Mr. Garvey gave a limited guaranty of $1.0 million for amounts drawn under the revolving line of credit. In February and April 2003, we sold 100,000 shares of preferred stock to Mr. Garvey for the total proceeds of $1.0 million. Although no assurances can be given, we believe that the capital and financing arrangements received subsequent to December 31, 2002 and the restructuring accomplished in 2002 and 2003 will allow us to continue as a going concern. The remaining unused balance on the credit facility of $2.4 million is available to fund future acquisitions and to support working capital needs; however, availability is dependent upon our ability to generate additional revenues and increase our accounts receivable base. Accordingly, notwithstanding the restructuring, if we are unable to raise additional capital, increase revenues and significantly further reduce operating losses, our business activities may be significantly curtailed.

     We derive our revenues primarily from the delivery of professional services. We offer our services to clients under time and materials contracts or under fixed fee contracts. For time and materials projects, we recognize revenues based on the number of hours worked by consultants at a rate per hour agreed upon with our clients. We recognize revenues from fixed-price contracts on a percentage-of-completion method based on project hours worked. The percentage of our revenues from fixed-price contracts was approximately 16% and 20% in the three and six months ended June 30, 2003, respectively and approximately 23% and 29%, respectively, in the corresponding periods of 2002. We provide our managed services for a minimum monthly fee and charge extra fees for services that exceed agreed-upon parameters. Revenues from these services are recognized as services are provided. Revenues for services rendered are not recognized until collectibility is reasonably assured.

     Our cost of revenues consists primarily of employee compensation, outside consulting services and benefits. Selling and marketing expenses consist primarily of compensation and benefits. General and administrative expenses consist primarily of compensation and benefits for our executive management and our finance, administration, legal, information technology, and human resources personnel. General and administrative expenses also include depreciation, bad debt expense and operating expenses such as rent, insurance, telephones, office supplies, travel, outside professional services, training, and facilities costs.

     We have historically derived and believe that we may continue to derive a significant portion of our revenues from a limited number of clients who may change from period to period (see related discussion below in "Results of Operations"). Any cancellation, deferral, or significant reduction in work performed for our principal clients could harm our business and cause our operating results to fluctuate significantly from period to period. During the three and six months ended June 30, 2003, revenues from our five largest clients represented, when added together, approximately 35% and 32% of revenues, respectively compared with 24% and 29%, respectively, of revenues in the corresponding period in 2002.

     We incurred a net loss in the three and six months ended June 30, 2003 and in each of the last five years as a result of decreases in revenues (after
2000), investments in infrastructure, and increases in operating expenses and, more recently, as a result of revenues decreasing at a faster rate than operating expenses. Our quarterly revenue, cost of revenues, and operating results have varied in the past due to fluctuations in the utilization of project personnel and are likely to vary significantly in the future. Therefore, we believe that period-to-period comparisons of our operating results may not be indicative of future performance and should not necessarily be relied upon.



RECENT  ACQUISITIONS

     As part of our effort to adjust our structure to better address a rapidly changing and declining IT services market, we developed and began implementing an aggressive growth strategy through acquiring like-minded peer consultancies. The acquisition target companies ideally have leading competitive positions in regional and vertical markets, a proven track record of providing Microsoft-based and Novell solutions, a booked backlog of project work for premier clients, managers in place who are capable of leading a regional division for the Company, a working culture and ethic similar to our own and are owned by consultants who intend to remain active in the business.

     During 2001, we completed a series of transactions with four companies that we believed met our acquisition criteria. To complete these acquisitions we used a combination of cash payments, issuance of our Common Stock and assumption of liabilities and in return hired a total of 121 management and consulting personnel, acquired certain related assets and acquired lease arrangements for office space in the markets in which these consultancy practices operated. In the purchase price allocation, a total of $3,064,000 was recorded as goodwill.

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

     During 2002, we completed a series of transactions with two additional companies, again using a combination of cash payments, issuance of our Common Stock and assumption of liabilities and bank loans. Through these two acquisitions we hired 98 management and consulting personnel and acquired certain related assets and lease agreements for office space and equipment. In the purchase price allocation, a total of $5,241,000 was recorded as goodwill.

     As part of the 2001 and 2002 acquisitions, intangible assets excluding goodwill totaling $682,000 were acquired consisting of non-compete agreements of $325,000 and employee agreements of $357,000. The non-compete intangible assets will be amortized over their contractual lives, which are generally five years. The employee agreements' intangible assets were amortized over their contractual lives, which were less than one year. The total goodwill recorded for the 2002 acquisitions was $5,240,000. It is estimated that most of this goodwill will be deductible for tax purposes, subject to the utilization of our net operating losses. See note 12.

     In connection with these acquisitions, we acquired accounts receivable of $1,773,000 and fixed assets of $520,000. The Company issued 214,000 shares of Common Stock valued at $577,000, of which $43,000 was used to repay a portion of an assumed note payable.


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



RESULTS  OF  OPERATIONS

     The following table sets forth selected financial data for the periods indicated expressed as a percentage of revenues:



                                                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                        JUNE 30,              JUNE 30,
                                                                   ------------------    -----------------
                                                                     2003      2002        2003       2002
                                                                   -------   --------    --------   -------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   100.0%     100.0%      100.0%    100.0%
Cost of revenues. . . . . . . . . . . . . . . . . . . . . . . . .    77.5       75.9        73.2      75.6
                                                                   ------    -------     -------    ------
     Gross profit. .. . . . . . . . . . . . . . . . . . . . . . .    22.5       24.1        26.8      24.4
                                                                   ------    -------     -------    ------

Operating expenses:
   Selling and marketing .  . . . . . . . . . . . . . . . . . . .    23.9       10.0        23.1      11.5
   General and administrative.. . . . . . . . . . . . . . . . . .    39.8       45.5        68.0      57.8
   Asset impairments, restructuring charges and other.  . . . . .    (1.5)       1.9        (0.6)     18.7
   Gain on settlement of lease termination agreement and
    other liabilities.  . . . . . . . . . . . . . . . . . . . . .    (3.7)         -       (17.1)        -
                                                                   ------    -------     -------    ------
     Total operating expenses.  . . . . . . . . . . . . . . . . .    58.5       57.4        73.4      88.0
                                                                   ------    -------     -------    ------
     Loss from operations.  . . . . . . . . . . . . . . . . . . .   (36.0)     (33.3)      (46.6)    (63.6)
Interest and other income (expense), net. . . . . . . . . . . . .    (7.5)      (1.5)       (6.4)     (1.1)
                                                                   ------    -------     -------    ------
     Loss before cumulative effect of a change in
      accounting principle                                          (43.5)%    (34.8)%     (53.0)%   (64.7)%
                                                                   ======    =======     =======    ======


THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

     REVENUES. For the three months ended June 30, 2003, revenues decreased 70.4% to $2.1 million from $7.1 million in the corresponding period of 2002. For the six months ended June 30, 2003, revenues decreased 67.5% to $5.0 million from $15.4 million in the corresponding period of 2002. The decrease is primarily due to continuing weakness in demand in the information technology sector which has resulted in the closure of several of our offices, and to recent general economic conditions caused by geopolitical influences.

     COST OF REVENUES. Cost of revenues decreased 70.4% to $1.6 million for the three months ended June 30, 2003 from $5.4 million for the corresponding period of 2002. Cost of revenues decreased 68.1% to $3.7 million for the six months ended June 30, 2003 from $11.6 million for the corresponding period of 2002. The decrease is primarily due to a decrease in overall firm staffing. Utilization of consultants in the three months ended June 30, 2003 decreased 10.8% to 58%, from 65% for the corresponding quarter in 2002. Utilization of consultants in the six months ended June 30, 2003 decreased 6.5% to 58%, from 62% for the corresponding period in 2002 due to the same economic conditions mentioned above that have impacted demand for our services.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 28.6% to $0.5 million in the three months ended June 30, 2003 from $0.7 million in the corresponding period in 2002 and as a percentage of revenues increased to 23.9% in 2003 from 10.0% in 2002. Selling and marketing expenses decreased 33.3% to $1.2 million in the six months ended June 30, 2003 from $1.8 million in the corresponding period in 2002 and as a percentage of revenues increased to 23.1% in 2003 from 11.5% in 2002. The decrease in selling and marketing expenses in 2003 was due primarily to the reduction of dedicated sales and marketing personnel in 2003 compared to 2002 as a part of management's cost reduction plan.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 75.0% to $0.8 million in the three months ended June 30, 2003 from $3.2 million in the corresponding period in 2002 and as a percentage of revenues decreased to 39.8% in 2003 from 45.5% in 2002. General and administrative expenses decreased 61.8% to $3.4 million in the six months ended June 30, 2003 from $8.9 million in the corresponding period in 2002 and as a percentage of revenues increased to 68.0% in 2003 from 57.8% in 2002. The decrease in general and administrative expenses in 2003 was primarily due to management's implementation of its cost reduction plan and was also attributable to a reduction in depreciation and amortization expense of $1,551,000, salary & benefits expense of $1,287,000, rent and equipment lease expense of $1,087,000, legal & accounting expense of $464,000, telephone expense of $397,000, general office expense of $370,000, consulting services of $262,000, a net change in the provision for bad debt expense of $442,000 and other net cost reductions of $147,000. Included in general and administrative expenses during the six months ended June 30, 2003 is a net loss of $542,000 from disposition of property and equipment through sales and the termination of office leases for our Denver and Boston operations.

     ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES AND LOSS ON DISPOSITION OF ASSETS. During 2001, we recorded a $9.2 million impairment charge related to underutilized computer equipment and leasehold improvements from our data center facility and a $5.7 million charge for expenses incurred in connection with closing and consolidating six office locations. During 2002, in connection with our restructuring efforts and the resulting favorable settlement of certain obligations and lease agreements, we re-evaluated our reserve for closed office locations and recorded a $1.0 million reduction of the restructuring reserve. We also recorded a gain on the settlement of payables of $1.2 million relating to these favorable settlement agreements. During the six months ended June 30, 2003, we again re-evaluated our reserve for closed office locations and recorded a $31,000 reduction of the restructuring reserve.

     During the six months ended June 30, 2003, as a result of additional restructuring efforts and the resulting favorable settlement of certain obligations, we recorded a gain on settlement of debt of $862,000.

     INTEREST EXPENSE NET. Interest expense, net of interest income increased 42.0% to $159,000 in the three months ended June 30, 2003 from $112,000 in the corresponding period in 2002. Interest expense, net of interest income increased 40.7% to $325,000 in the six months ended June 30, 2003 from $231,000 in the corresponding period in 2002. The change was due to interest on increased bank borrowing, which were used for acquisitions, financing accounts receivable and debt restructuring.

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

     At June 30, 2003, we had approximately $10,000 in cash and cash equivalents and a $2.7 million working capital deficit, as compared to $1.1 million in cash and cash equivalents and a $2.8 million working capital deficit at December 31, 2002.

     Net cash used in operating activities for the six months ended June 30, 2003 and 2002 was $1.2 million and $3.9 million, respectively. Cash used in operating activities in each of these periods was the result of net losses, adjusted for non-cash items related to depreciation, amortization, asset impairment and restructuring, and fluctuations in receivables, unbilled and deferred revenues on contracts, prepaid expenses and other current assets, and accounts payable and accrued expenses.

     Net cash provided by investing activities for the six months ended June 30, 2003 was $331,000, primarily from the sale of excess furniture and equipment. Net cash used in investing activities for the six months ended June 30, 2002 was $489,000, primarily for purchases of computer equipment, furniture and leasehold improvements and in an acquisition of assets of another company totaling $400,000.

     Net cash used in financing activities for the six months ended June 30, 2003 was $193,000, compared to $210,000 in the corresponding period of 2002. During the six months ended June 30, 2003, we sold 100,000 shares of preferred stock for $1,000,000, made payments on our line of credit and capital leases of $2.0 million, borrowed $500,000 from a bank on a long term note and received $288,000 of previously restricted cash. In the six months ended June 30, 2002, we made payments on capital leases of $902,000 and received $692,000 of previously restricted cash.

     Non-cash investing and financing activities for the six months ended June 30, 2003 and 2002 consisted of new capital lease obligations for property and equipment of $0 and $362,000, respectively. In 2002, we also assumed a note for $4,750,000 in conjunction with an acquisition.

     A summary of our contractual cash obligations at June 30, 2003 (adjusted for settlements reached subsequent to quarter end) follows (amounts in thousands):





                            FIXED
                          SETTLEMENT     CAPITAL   OPERATING
              BANK NOTE   AGREEMENTS     LEASES     LEASES      TOTAL
             -----------  -----------  ----------  -------      ------
2003. . . .  $         -  $       133  $       25  $   755      $  913
2004. . . .          279          127           2      639       1,047
2005. . . .          396           37           -      433         866
2006. . . .        4,566           37           -      305       4,908
2007. . . .            -           36           -      167         203
Thereafter.            -            -           -        -           -
             -----------  -----------  ----------  -------     -------
             $     5,241. $       370  $       27  $ 2,299     $ 7,937
             ===========  ===========  ==========  =======     =======

     We have incurred significant losses from operations over the past three years. We have a substantial working capital deficit and an accumulated deficit of $91.3 million as of June 30, 2003. As a result of these and other factors, there are concerns about the liquidity of the Company at June 30, 2003.

     Our continuation is dependent upon our efforts to raise additional capital, increase revenues, reduce expenses, and ultimately, to achieve profitable operations. We have reduced our obligations and expenses through settlements with creditors, landlords and lessors, reduced our work force, and made substantial reductions to general and administrative expenses throughout 2002 and through the six months ended June 30, 2003.

     During  the  six  months  ended  June 30,  2003, we obtained the following:

     -     A  $500,000  increase  to  our  term  loan;
     -     A  $1,000,000  Line  of  Credit  with  our  primary  lender;  and
     - $1,000,000 of proceeds from sales of preferred stock to an officer, director and majority stockholder of the Company.

     During July 2003, we received net draw downs of $176,000 against the one-year, $1.0 million revolving line of credit.

     During the six months ended June 30, 2003, we consummated new settlements with creditors resulting in the settlement of $1,697,000 of obligations for $750,000 in cash and deposits and the issuance of 100,000 shares of Common Stock at $0.85 per share. Furthermore, we have made our cost structure significantly more variable and believe we can continue to reduce expenses if it is required.

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

     We had a net loss of approximately $2.7 million for the six months ended June 30, 2003, a net loss of $11.8 million for the year ended December 31, 2002, a net loss of $49.4 million for the year ended December 31, 2001 and a net loss of approximately $25.4 million for the year ended December 31, 2000. If we do not achieve revenue growth and maintain our current cost structure (or reduce costs further), we could experience continuing operating losses. These losses or any fluctuation in our operating results could cause the market value of our Common Stock to decline further.

WE HAVE NOT BEEN ABLE TO MAINTAIN A NASDAQ SMALLCAP LISTING, SO OUR COMMON STOCK HAS BECOME EVEN MORE ILLIQUID AND THE VALUE OF OUR SECURITIES MAY DECLINE FURTHER.

     Nasdaq has, effective April 10, 2003, delisted our Common Stock, and our Common Stock is currently trading on the National Association of Securities Dealers' OTC Bulletin Board (OTCBB). The OTCBB is generally considered less liquid and efficient than Nasdaq, and although trading in our stock is already relatively thin and sporadic, the liquidity of our Common Stock may decline further because smaller quantities of shares will likely be bought and sold, meaning that transactions could be delayed. These factors could result in lower prices and larger spreads in the bid and ask prices for our Common Stock. Reduced liquidity may reduce the value of our Common Stock and our ability to generate additional funding.

THERE  IS  A  LIMITED  MARKET  FOR  OUR  COMMON  STOCK.

     Currently only a very limited trading market exists for Integrated Information Systems common stock. Our common stock trades on the OTC Bulletin Board under the symbol "IISX." The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time. The Company intended to pursue the listing of its Common Stock on the new BBX Exchange which was under consideration by Nasdaq, but Nasdaq has recently decided to discontinue it development of the BBX Exchange. As a result, it is unclear how long the OTC Bulletin Board will continue to be available to the Company for the listing of our Common Stock. If the OTC Bulletin Board is no longer available, then we will be forced to trade solely on the pink sheets, a market with very limited liquidity and minimal listing standards. We cannot assure our shareholders that a market for our stock will be sustained. There is no assurance that our shares will have any greater liquidity than shares which do not trade on a public market.

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

     We incurred negative cash flows from operations in 2002 and, to date, have continued to do so in 2003. Although we believe that we have sufficient cash to fund existing operations for the balance of the year, we are pursuing sources of working capital. Even after consideration of the additional funds raised in 2003, we may need to raise additional funds through public or private equity or debt financings in order to:

       - address working capital needs if collection of accounts receivable declines;
       -     take  advantage  of  acquisition  or  expansion  opportunities;
       -     develop  new  services;  or
       -     address  unanticipated  contingencies.

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

     Our revenues and results of operations have fluctuated significantly in the past and could fluctuate significantly in the future. We incurred net losses of $10.7 million and $2.5 million in the first and second quarters of 2002, respectively, and reported earnings of $0.9 million and $0.5 million in the third and fourth quarters of 2002, respectively and incurred a net loss of $1.7 million and $1.0 million in the first and second quarters of 2003, respectively.

     Our results may fluctuate due to the factors described in this Form 10-Q, As well as:

       -     the  loss  of  or  failure  to  replace  any  significant  clients;
       -     variation  in  demand  for  our  services;
       - higher than expected bad debt write-offs or impairment of our assets, including goodwill;
       -     changes  in  the  mix  of  services  that  we  offer;  and
       -     variation  in  our  operating  expenses.

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

     Although we provide consulting services primarily on a time and materials compensation basis, approximately 20% of our consulting revenue was derived from fixed-price, fixed-time engagements in the six months ended June 30, 2003 and approximately 27% and 14% of revenues were derived from fixed-price, fixed-time engagements in 2002 and 2001, respectively. The percentage of our revenues derived from fixed-price, fixed time engagements may increase in the future, as influenced by changes in demand and market conditions. Our failure to accurately estimate the resources required for a fixed-price, fixed-time engagement or our failure to complete our contractual obligations in a manner consistent with our projections or contractual commitments could harm our overall profitability and our business. From time to time, we have been required to commit unanticipated additional resources to complete some fixed-price, fixed-time engagements, resulting in losses on these engagements. We believe that we may experience similar situations in the future. In addition, we may negotiate a fixed price for some projects before the design specifications are finalized, resulting in a fixed price that is too low and causing a decline in our operating results.

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

     In order to secure particularly large engagements or engagements with industry leading clients, we have agreed on limited occasions not to perform services, or not to utilize some of our intellectual property rights developed for clients, for competitors of those clients for limited periods of time ranging from one to three years. In our agreement with American Express, our largest client in 2001 and 2000 and a continuing client in 2003 and 2002, we have agreed not to perform services for competitors of American Express for one year after each project completion date and not to assign consultants who have worked on American Express projects to other clients' competitive projects for nine months after completing work for American Express. These non-compete provisions reduce the number of our prospective clients and our potential sources of revenue. These agreements also may limit our ability to execute a part of our business strategy of leveraging our business expertise in discreet industry segments by attracting multiple clients competing in those industries.

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

     James G. Garvey, Jr., our founder, Chairman, President and Chief Executive Officer, currently owns approximately 58% of our outstanding Common Stock. Mr. Garvey's stock ownership and management positions enable him to exert considerable influence over our Company, including in the election of directors and the approval of other actions submitted to our stockholders. In addition, without the consent of Mr. Garvey, we may be prevented from entering into transactions that could be viewed as beneficial to other stockholders, including a sale of the Company. This could prevent you from selling your stock to a potential acquirer at prices that exceed the market price of our stock, or could cause the market price of our Common Stock to decline.

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

ITEM  4.  CONTROLS  AND  PROCEDURES

     Within the 90 days prior to the date of this quarterly report on Form 10-Q, we continued our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the results of that evaluation, to date, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other facts that could significantly affect our disclosure controls subsequent to the date of their evaluation. Our overall evaluation is not complete and we anticipate that it will take several months to complete.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     During July and August 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its current and former officers and directors (the "Individual Defendants") and the members of the underwriting syndicate involved in our initial public offering (the "Underwriter Defendants"). All four lawsuits have been consolidated for coordination with more than 300 similar cases. The suits generally allege that: (1) the Underwriter Defendants allocated shares of the Company's initial public offering to their customers in exchange for higher than standard commissions on transactions in other securities; (2) the Underwriter Defendants allocated shares of our initial public offering to their customers in exchange for the customers' agreement to purchase additional shares of our Common Stock in the after-market at pre-determined prices; (3) the Company and the Individual Defendants violated section 10(b) of the Securities Exchange Act of 1934 and/or section 11 of the Securities Act of 1933; and (4) the Individual Defendants violated section 20 of the Securities Exchange Act of 1934 and/or section 15 of the Securities Act of 1933. The plaintiffs seek unspecified compensatory damages and other relief. We have sought indemnification from the underwriters of its initial public offering. In July 2002, we, as part of the group of issuers of shares named in the consolidated litigation (the "Issuer Defendants") and the Individual Defendants, filed a motion to dismiss the consolidated amended complaints. The Underwriter Defendants filed motions to dismiss as well. Also in July 2002, the plaintiffs offered to dismiss the Individual Defendants, without prejudice, in exchange for a Reservation of Rights and Tolling Agreement from each Individual Defendant. All of the Individual Defendants in our four lawsuits have entered into such an agreement. On November 1, 2002, the Court heard oral arguments on the motions to dismiss, and in February 2003, the Court dismissed the section 10(b) claims against the Issuer Defendants, but allowed the plaintiffs to continue to pursue the remaining claims. We believe that the claims against the Company are without merit and intend to vigorously defend this matter if it is not settled.

     In the second quarter of 2003, counsel for the Issuer Defendants, counsel for the Issuer Defendants' insurers, and a plaintiffs' executive committee appointed by the Court entered into a memorandum of understanding ("the "MOU") and related agreements to settle the consolidated class action as against all Issuer Defendants. The MOU provides, generally, that the insurers for the Issuer Defendants will guarantee a recovery (either by settlement or judgment) to the plaintiffs against the Underwriter Defendants, against whom the litigation is still proceeding, of at least $1 billion. Accordingly, if the plaintiffs recover less than $1 billion from the Underwriter Defendants, the insurers for the Issuer Defendants will pay to the plaintiffs the difference between the actual recovery and $1 billion. The entire guaranteed amount, as well as the Issuer Defendants' legal fees incurred since June 1, 2003, will be paid by the insurers. Any settlement amounts and all legal fees paid by the Issuer Defendants will be allocated among the settling Issuer Defendants, and any allocated amounts that exceed the individual D&O policy limits of the individual Issuer Defendants (taking into account any other claims made against such policies) will be the responsibility of the Issuer Defendants. The Company believes, based on the information available to it now, that it is unlikely that the Company's policy limits will be exhausted by the settlement amounts paid by its insurers. A special independent committee of the Company's board of directors was previously formed to consider any settlement of the litigation, and the special committee has voted to approve the terms of the settlement based on the terms of the MOU and related agreements. The settlement remains subject to final approval of individual settlement agreements with each individual Issuer Defendant who has agreed to settle, as well as final approval of the lead plaintiffs and the insurers, and is subject to approval by the Court. It is anticipated that these approvals will take several months to obtain, if obtained at all. The Company anticipates that there will be objections to the settlement, and individual plaintiff class members will be able to opt out of the class action settlement and could conceivable pursue individual claims. There can be no assurance that the settlement will be approved on the terms provided in the MOU, if at all. The foregoing is a general summary of some of the salient points of the MOU and related agreements and is not a complete summary of the specific terms of the proposed settlement.

     Additionally, we are, from time to time, party to various legal proceedings arising in the ordinary course of business. We evaluate such claims on a case-by-case basis, and our policy is to vigorously contest any such claims which we believe are without merit.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On February 26, 2003 and April 2, 2003, we issued to James G. Garvey, Jr., our major shareholder, Chairman, Chief Executive Officer and President, an aggregate of 40,000 shares of Series A 8% Convertible Preferred Stock for aggregate proceeds of $400,000. On April 4, 2003, we issued to Mr. Garvey 40,000 shares of Series B 12% Convertible Preferred Stock in exchange for a like number of shares of the Series A 8% Convertible Preferred Stock and an additional 60,000 shares of Series B 12% Convertible Preferred Stock for aggregate proceeds of $600,000. The aggregate purchase price for the Series B 12% Convertible Preferred Stock issued to Mr. Garvey, including the $400,000 invested in the Series A 8% Convertible Preferred Stock, was $1,000,000. There were no underwriters, and we received proceeds of $1,000,000. In consideration of Mr. Garvey's guarantee of the Company's new $1.0 million revolving line of credit, we issued Mr. Garvey a warrant to purchase 300,000 shares of our Common Stock at the market price on April 4, 2003. The warrant expires thirty days after the guarantee has been extinguished. The shares of preferred stock that were issued on February 26, 2003 were issued by us in reliance on the exemption from registration provided by Section 4(2) or Regulation D of the Securities Act of 1933. The shares and warrant that were issued on April 2 and 4, 2003 were issued by us in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Use of proceeds was for general working capital needs.

     In April 2002, we reached a settlement with a primary creditor resulting in the settlement of $901,000 of obligations for a one-time payment of $200,000 and the issuance of 100,000 shares of Common Stock at $0.95 per share. The shares that were issued were issued by the Company in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Use of proceeds was for general working capital needs.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On June 5, 2003, the Company held its annual meeting of stockholders. At the annual meeting, the Company's stockholders elected James G. Garvey, Jr., John M. Blair, Stephen W. Brown, R. Nicholas Loope and Richard M. Gardner as directors of the Company approved an amendment to our certificate of incorporation to reduce the authorized shares of our Common Stock from 100,000,000 to 15,000,000, and ratified the appointment of Hein + Associates LLP as the Company's independent public accountants for the fiscal year ending December 31, 2003. With respect to the approval of our reduction in authorized shares and the ratification of Hein's appointment, 3,018,171 votes were cast in favor, 1,860 were cast against and 16,620 were withheld. With respect to the election of Directors, votes were cast as follows:





NOMINEE. . . . . . .  VOTES FOR  VOTES AGAINST  VOTES WITHHELD
James G. Garvey, Jr.  3,012,662             --          23,989
--------------------  ---------  -------------  --------------
John M. Blair. . . .  3,006,003             --          30,648
--------------------  ---------  -------------  --------------
Stephen W. Brown . .  3,006,086             --          30,565
--------------------  ---------  -------------  --------------
R. Nicholas Loope. .  3,012,425             --          24,226
--------------------  ---------  -------------  --------------
Richard M. Gardner .  3,012,657             --          23,994
--------------------  ---------  -------------  --------------


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     10.63     Payment  and Tolling  Agreement  with  Phoenix  24th Place, Inc.
     10.64 Settlement Agreement and Mutual Release with Cunningham Enterprises, Inc.
     10.65 Asset Purchase and Sale Agreement between James G. Garvey, Jr. and Julie Garvey and Integrated Information Systems, Inc.
     99.1 Certification of James G. Garvey, Jr., Chairman, Chief Executive Officer and President.
     99.2 Certification of Donald H. Megrath, SVP, Chief Financial Officer and Secretary.

(b)          Reports  on  Form  8-K


- Form 8-K filed May 13, 2003, to file as exhibit 99.1 a press release titled "Integrated Information Systems Issues Letter to Shareholders".


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTEGRATED  INFORMATION  SYSTEMS,  INC.

Date:  August  13,  2003          /s/  James  G.  Garvey,  Jr.
                                  ----------------------------
                                       James  G.  Garvey,  Jr.
                                       Chairman  of  the  Board  of  Directors,
                                       Chief  Executive Officer  and  President

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

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

          a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          c. disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors:

          a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial data; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.



Date:  August  13,  2003

     /s/  James  G.  Garvey,  Jr.
     ----------------------------
     James  G.  Garvey,  Jr.
     Chairman,  Chief  Executive  Officer  and  President
     (Principal  Executive  Officer)

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

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

          a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          c. disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors:

          a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial data; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.



Date:  August  13,  2003     /s/  Donald  H.  Megrath
                             ------------------------
                             Donald  H.  Megrath
                             Senior  Vice  President,
                             Chief  Financial  Officer  and  Secretary