Form 10-Q
period 2003-09-30
INTEGRATED INFORMATION SYSTEMS INC
filed 2003-11-14
CIK 1059421

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


AS OF NOVEMBER 12, 2003, THERE WERE 3,580,151 SHARES OF COMMON STOCK, $0.001 PAR
                               VALUE, OUTSTANDING.


               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS



                                                                         PAGE
                                                                         ----

PART I  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .     3

 ITEM 1  UNAUDITED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . .     3

   Condensed Consolidated Balance Sheets as of September 30, 2003
   and December 31, 2002. . . . . . . . . . . . . . . . . . . . . . . .     3

   Condensed Consolidated Statements of Operations for the Three and Nine
   Months Ended September 30, 2003 and 2002 . . . . . . . . . . . . . .     4

   Condensed Consolidated Statements of Cash Flows for the Nine
   Months Ended September 30, 2003 and 2002 . . . . . . . . . . . . . .     5

   Notes to Condensed Consolidated Financial Statements . . . . . . . .     6

 ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . .    12

 ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
   MARKET RISK. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

 ITEM 4  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . .    23


PART II  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .    25

 ITEM 1  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .    25

 ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .    26


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26






                         PART I.   FINANCIAL INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS



                                 INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share amounts)


                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                          2003            2002
                                                                                      -------------------------------
                                                                                              (Unaudited)
                                                             ASSETS
Current assets:
 Cash and cash equivalents                                                            $           29   $       1,145
 Restricted cash                                                                                 194             835
 Accounts receivable, net-factored with recourse                                               1,079           2,153
 Unbilled revenues on contracts                                                                   69             105
 Prepaid expenses and other current assets                                                       145             177
                                                                                      ---------------  --------------
   Total current assets                                                                        1,516           4,415
 Property and equipment, net                                                                   1,153           3,055
 Goodwill                                                                                      5,240           5,080
 Other assets                                                                                    493             730
                                                                                      ---------------  --------------
                                                                                      $        8,402   $      13,280
                                                                                      ===============  ==============
                                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable and accrued expenses                                                $        2,820   $       3,523
 Amount due under revolving line of credit                                                       599               -
 Amounts due under accounts receivable financing                                                 904           2,898
 Current installments of note payable                                                            185             253
 Current installments of capital lease obligations                                                25              43
 Deferred revenues on contracts                                                                  197             270
 Other current liabilities                                                                       245             216
                                                                                      ---------------  --------------
   Total current liabilities                                                                   4,975           7,203
 Capital lease obligations, less current installments                                              -              16
 Note payable to bank                                                                          5,047           4,481
 Other liabilities                                                                               151             979
                                                                                      ---------------  --------------
   Total liabilities                                                                          10,173          12,679
                                                                                      ---------------  --------------
Commitments and contingencies (notes 2, 10, 11, 16)
Stockholders' equity:
 Preferred stock, $.001 par value 5,000,000 shares authorized and
   100,000 issued and outstanding at September 30, 2003                                            -               -
 Common Stock, $.001 par value; authorized 15,000,000 shares; issued and outstanding 3,580,151 and 3,480,151 shares at September 30, 2003
 and December 31, 2002                                                                             4               3
 Additional paid-in capital                                                                   95,758          94,561
 Accumulated deficit                                                                         (92,220)        (88,650)
 Accumulated other comprehensive loss                                                            (31)            (31)
                                                                                      ---------------  --------------
                                                                                               3,511           5,883
Treasury stock, at cost, 990,360 shares at September 30, 2003 and December 31, 2002           (5,282)         (5,282)
                                                                                      ---------------  --------------
   Total stockholders' equity (Deficit)                                                       (1,771)            601
                                                                                      ---------------  --------------
                                                                                      $        8,402   $      13,280
                                                                                      ===============  ==============





                        See accompanying notes to condensed consolidated financial statements


                                   INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (In thousands, except per share amounts)




                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                          --------------------------     -----------------------
                                                              2003         2002              2003       2002
                                                          ------------   -----------      --------   ----------
                                                                  (Unaudited)                  (Unaudited)
Revenues . . . . . . . . . . . . . . . . . . . . . . . .  $     2,174   $     4,491          $ 7,213    $ 19,887
Cost of revenues . . . . . . . . . . . . . . . . . . . .       (1,795)       (3,208)          (5,482)   (14,849)
                                                          ------------  ------------         --------  ---------
      Gross profit . . . . . . . . . . . . . . . . . . .          379         1,283            1,731      5,038
                                                          ------------  ------------         --------  ---------
Operating expenses:
   Selling and marketing. . . . . . . . . . . . . . . . . .       514           912            1,678      2,682
   General and administrative . . . . . . . . . . . . . . .       620         2,200            4,047     11,092
   Asset impairments and restructuring charges. . . . . . .         -        (2,773)             (31)       111
   Gain on settlement of lease termination agreement and
    other liabilities . . . . . . . . . . . . . . . . . .           -             -            (862)          -
                                                          -------------  -----------         --------  ---------
      Total operating expenses . . . . . . . . . . . . .        1,134           339            4,832     13,885
                                                          -------------  -----------         --------  ---------
      Income (Loss) from operations. . . . . . . . . . . .       (755)          944           (3,101)    (8,847)
Interest and other income. . . . . . . . . . . . . . . .            -            13                2         68
Interest expense . . . . . . . . . . . . . . . . . . . .         (146)          (44)            (471)      (275)
                                                          -------------  ------------        --------  ---------
      Income (Loss) before cumulative effect of a
       change in accounting principle . . . . . . . . . .        (901)          913           (3,570)    (9,054)
Cumulative effect of a change in accounting principle. .            -        (3,187)               -     (3,187)
                                                          -------------  -----------         --------  ---------
     Net loss before preferred stock dividends. . . . . .        (901)       (2,274)          (3,570)   (12,241)
Preferred stock dividends. . . . . . . . . . . . . . . .           30             -               62          -
                                                          -------------  -----------         --------
     Net loss attributable to common shareholders. . .  . $      (931)  $    (2,274)         $(3,632)  $(12,241)
                                                          =============  ===========         ========  =========
Loss per share:
Loss before cumulative effect of a change in accounting
 principle attributable to common shareholders . . . . .  $       (.26)  $       .28         $  (1.02)  $  (2.74)
Cumulative effect of a change in accounting principle. .             -          (.96)              -       (.96)
                                                          -------------  -----------         --------  ---------
   Loss per share, basic and diluted. . . . . . . . . . . $       (.26)  $      (.69)        $  (1.02)  $  (3.70)
                                                          =============  ============        ========  =========
Weighted average common shares outstanding . . . . . . .         3,580         3,310           3,544      3,310
                                                          =============  ============        ========  =========




                                    INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)



                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            ------------------------------
                                                                                  2003         2002
                                                                               ----------   ----------
  (Unaudited)
Cash flows from operating activities:
 Net loss                                                                      $  (3,570)  $(12,241)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Cumulative effect of a change in accounting principle                               -      3,187
   Depreciation and amortization                                                     923      3,400
   Asset impairment and restructuring                                                  -        111
   Loss on sales                                                                     609          -
   Provision for doubtful accounts                                                   (88)       (26)
   Gain on settlement of debt obligations                                           (862)         -
   Change in assets and liabilities, net of acquisitions:
    Accounts receivable                                                            1,165      2,266
    Unbilled revenues on contracts                                                    36        101
    Prepaid expenses and other current assets                                        177        255
    Other assets                                                                      54        513
    Accounts payable and accrued expenses                                             64      (951)
    Deferred revenues on contracts                                                    (3)      (539)
    Other current liabilities                                                         10          -
                                                                               ----------  ---------
      Net cash used in operating activities                                       (1,485)    (3,891)
                                                                               ----------  ---------
Cash flows from investing activities:
 Capital expenditures                                                                (15)      (162)
 Proceeds from disposition of assets                                                 421         97
 Acquisitions                                                                          -       (400)
                                                                               ----------  ---------
      Net cash provided by (used in) investing activities                            406       (465)
                                                                               ----------  ---------
Cash flows from financing activities:
 Restricted cash                                                                     360        708
 Net borrowings (repayments)                                                      (1,367)         -
 Repayments of capital lease obligations                                             (30)    (1,032)
 Issuance of redeemable convertible preferred stock                                1,000          -
                                                                               ----------  ---------
      Net cash used in financing activities                                          (37)      (114)
                                                                               ----------  ---------
Effect of exchange rate on cash                                                        -         25
Decrease in cash and cash equivalents                                             (1,116)    (4,655)
Cash and cash equivalents, at beginning of period                                  1,145      5,235
                                                                               ----------  ---------
Cash and cash equivalents, at end of period                                 .  $      29   $    580
                                                                               ==========  =========




                           See accompanying notes to condensed consolidated financial statements.

               INTEGRATED INFORMATION SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)     NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

     Integrated Information Systems, Inc. and its wholly owned subsidiary provide information technology related professional services to businesses. We help companies implement new technology to improve productivity. In this report, "IIS", "we" or "the Company" means Integrated Information Systems, Inc. and its wholly owned subsidiary.

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

     We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

(2)     LIQUIDITY  AND  CONTINUED  OPERATIONS

     We have incurred significant losses from operations over the past three years and have a substantial working capital deficit and an accumulated deficit of $92,220,000 as of September 30, 2003. As a result of these and other factors, there are concerns about our liquidity at September 30, 2003.

     The continuation of the Company is dependent upon our efforts to raise additional capital, increase revenues, reduce expenses, and ultimately, to achieve profitable operations. We have reduced our obligations and expenses through settlements with creditors, landlords and lessors, reduced our work force, and made substantial reductions to general and administrative expenses throughout 2002 and through the third quarter of 2003.

     During the nine months ended September 30, 2003, we obtained the following:
-    A  $500,000  increase  to  our  term  loan;
-    A  $1,000,000  Line  of  Credit  with  our  primary  lender;  and
- $1,000,000 in proceeds from sales of preferred stock to an individual who is our majority stockholder, Chief Executive Officer and a director of the Company.

     As of September 30, 2003, we had borrowed $599,000 on our revolving Line of Credit. During October and November 2003, we borrowed an additional $278,000 against our Line of Credit, leaving an available balance for future draws of $123,000.

     During the nine months ended September 30, 2003, we consummated new settlements with creditors resulting in the settlement of $1,697,000 of obligations for $750,000 in cash and deposits and the issuance of 100,000 shares of Common Stock at $0.85 per share. Furthermore, we have made our cost structure significantly more variable and believe we can continue to reduce expenses if it is required.

     While we cannot give any assurances that the above actions will be sufficient to ultimately alleviate our liquidity concerns, or that additional borrowings or capital could be obtained under satisfactory terms if they become required, we do believe these actions will enable us to continue as a going concern.

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

 (4)     SUPPLEMENTAL  NON-CASH  DISCLOSURES

     Non-cash investing and financing activities for the nine months ended September 30, 2003 and 2002 consisted of new capital lease obligations for property and equipment of $0 and $362,000, respectively. In 2002, as a result of acquisitions, we assumed capital lease obligations totaling $24,000, issued Common Stock totaling $338,000 and assumed a $4,750,000 note.

(5)     NET  LOSS  PER  SHARE

     At September 30, 2003 and 2002 there were 921,693 and 1,099,896 stock options outstanding, respectively. Because we incurred a net loss in each quarter, all of these options, as well as all warrants, have been excluded from the net loss per share calculation, because their effect would be antidilutive.

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



                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                ---------------------------  -----------------------
                                                     2003           2002         2003         2002
                                                ------------   ------------  ---------   -----------
Net loss as reported. . . . . . . . . . . . . .  $      (931)  $    (2,274)  $  (3,632)  $  (12,241)
Effect of recording stock options at fair value           (8)           (7)        (20)         (35)
Pro forma . . . . . . . . . . . . . . . . . . .  $      (939)  $    (2,281)  $  (3,652)  $  (12,276)
                                                 ============  ============  ==========  ===========
Net loss per share, as reported . . . . . . . .         (.26)         (.69)      (1.02)       (3.70)
Net loss per share, pro forma . . . . . . . . .         (.26)         (.69)      (1.03)       (3.71)


 (6)     ACCOUNTS  RECEIVABLE

     In October 2002, we entered into a financing agreement with a bank to provide a revolving loan facility. The agreement permits us to sell with recourse trade accounts receivable up to $4,200,000, is due on demand and is subject to certain collateral limitations and covenants primarily related to borrowing issuances. We pay a fee of 1.95% of the face amount of the factored receivables. The agreement is collateralized by substantially all of our assets. The agreement expires on October 14, 2004 with automatic one-year renewals, subject to termination rights. At September 30, 2003, we had outstanding borrowings of $904,000. For financial presentation purposes, the related receivable and outstanding recourse liability have been included as an asset and liability, respectively, on the balance sheet.

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

     During the fourth quarter of 2002, we completed a restructuring which satisfied the obligations for certain real estate and equipment leases, certain trade payables and accrued expenses for less than their recorded value. We agreed to immediately pay $1,995,000 in cash and $1,221,000 in periodic payments over the next five years satisfying $2,686,000 of recorded accounts payable and accrued expenses, $3,074,000 of capital lease obligations and $229,000 of other non-current liabilities. As a result of the comprehensive settlement, a total of approximately $23.0 million of contractual obligations were satisfied and a reduction of the restructuring reserve of $2,427,000 was recognized in the fourth quarter due to the change in estimation of restructuring charges. We also recognized a gain of $1,268,000 from the settlement of trade payables for less than the face amount. The completion of the comprehensive settlement with creditors was facilitated by a revolving bank credit facility of $4,200,000 funded through the sale of accounts receivable at a discount of 1.95%, of which $2,481,000 was used to fund the settlement, including a $422,000 cash reserve account related to the receivables financing. To obtain the financing, we pledged substantially all of our assets to the bank as collateral. Additionally, our key-man life insurance policy on our Chief Executive Officer of $5,000,000 was assigned to the bank, and we issued to the bank a warrant to purchase 60,000 shares of our Common Stock at an exercise price of $5.00 per share. Our majority stockholder and Chief Executive Officer gave a $1.0 million personal guaranty to the bank as credit support, and, in consideration of his guaranty we have agreed to make quarterly payments to him at an annual rate of 3% of the average outstanding balance under the facility and to issue him, quarterly, warrants to acquire 4,000 shares of our Common Stock for each $1.0 million in average outstanding balance under the facility during the quarter. The warrants will have an exercise price of $5.00 per share and will remain exercisable as long as any amount is guaranteed and for a period of one year thereafter, but for not less than five years from issuance.

     During the first quarter of 2003, in accordance with the terms of the acquisition agreement with Cunningham Technology Group (CTG), we agreed to indemnify the CTG principals against losses related to the early termination of the lease for their office space, estimating the loss to be $160,000. Additionally, we reached a settlement with regard to the escrow account that was held as restricted cash. Accordingly, we again re-evaluated the accrual for closed office locations resulting in a reduction of the restructuring charge of $434,000 in the first quarter of 2003.

     During the second quarter of 2003, we settled the CTG office space lease agreeing to pay $58,000 in cash and $100,000 in four quarterly payments of $25,000 each ending May 1, 2004We also realized actual expenses of $12,000 against the closed office leases that had been accrued and determined $31,000 to be in excess of the closed office leases which have all been settled or expired. Accordingly, we re-evaluated the accrual for closed office locations resulting in a reduction of the restructuring reserve of $203,000.

     As of September 30, 2003, we no longer had any accrued liabilities for the future cash expenditures attributable to these restructuring charges.

(8)     LINE  OF  CREDIT

     During the second quarter of 2003, we obtained a one-year $1.0 million revolving line of credit. Our majority stockholder and Chief Executive Officer gave a limited guaranty of $1.0 million for amounts drawn under the revolving line of credit, and, in exchange, we issued to him a warrant to purchase 300,000 shares of Common Stock at an exercise price of $0.90 per share, the market price at the time of our agreement. As of September 30, 2003, $599,000 had been drawn against the line of credit. During October and November, 2003 we borrowed an additional $278,000 against the line of credit. See also note 18.

 (9)     NOTE  PAYABLE  TO  BANK

     At September 30, 2003, we owed $5,241,000 of $5,250,000 available under a long-term note with a bank. The note bears interest at 7.0%, payable quarterly with principal payments beginning in 2004. This amount is reflected net of an $9,000 discount on our Balance Sheet. The note is collateralized by accounts receivable, inventory, equipment, furniture and intellectual property. During the fourth quarter of 2003, we obtained an extension of our obligation to make our quarterly interest payment until January 15, 2004, which was previously due October 15, 2003.

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

The leased computer and office equipment has been included in property and equipment at a total cost of $59,000 at September 30, 2003. Accumulated depreciation related to this furniture and equipment was $59,000 at September 30, 2003.

We acquired property and equipment and assumed capital lease obligations totaling $0 and $362,000 for the nine months ended September 30, 2003 and 2002, respectively. Interest payments under capital lease obligations are generally paid in the period incurred.

(11)     OPERATING  LEASE  COMMITMENTS

     We have entered into various non-cancelable operating lease agreements for office space, and office equipment. The terms of these agreements range from 6 months to 5 years and all of the leases require monthly payments. We are generally responsible for all executory costs including maintenance, insurance, utilities and taxes. Total rent expense was $149,000 and $374,000 for the three months ended September 30, 2003 and 2002, respectively and $638,000 and $1,450,000 for the nine months ended September 30, 2003 and 2002, respectively.

     A summary of the future minimum lease payments under operating leases after September 30, 2003 follows (amounts in thousands):

2003. . . . . .  $167
2004. . . . . .   548
2005. . . . . .   433
2006. . . . . .   305
Thereafter. . .   167
                 ----
                1,620
                =====

     During 2003, 2002 and 2001, we terminated leases for office space in New York, Boston, Denver, Santa Monica and Irvine, California; Jacksonville, Florida; Alpharetta, Georgia; Tempe, Arizona; and Bangalore, India. The above future minimum lease payments exclude minimum payment amounts for the terminated leases.

(12)     INCOME  TAXES

     We did not record a provision for federal or state income taxes during the nine months ended September 30, 2003 and 2002 due to the net losses reported during those periods. We also did not record a benefit for federal and state income taxes during the nine months ended September 30, 2003 and 2002 due to limitations on the use of net operating loss carry forwards.

     At September 30, 2003, we had net operating loss carry forwards of approximately $83,000,000 for U.S. federal and state income tax purposes that expire in years 2018 through 2022. The difference between the net operating loss carry forwards of approximately $83,000,000 and the accumulated deficit of $91,319,000 at September 30, 2003 is primarily due to timing differences of recognizing certain expenses as required by the tax code compared to the requirements of generally accepted accounting principles.

     We have recorded a valuation allowance for the deferred tax assets as of September 30, 2003 and December 31, 2002. In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making our assessment. Based upon the level of historical losses and projections for future taxable income/losses over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will not realize the benefits of these deductible differences.

 (13)     CONVERTIBLE  PREFERRED  STOCK

     In the first and second quarters of 2003, we sold 40,000 shares of Series A 8% Convertible Preferred Stock ("Series A 8%") to our majority stockholder, Chief Executive Officer and director for total proceeds of $400,000. In the second quarter of 2003, we converted the 40,000 shares of Series A 8% into 40,000 shares of Series B 12% Convertible Preferred Stock ("Series B 12%") and we sold an additional 60,000 shares of Series B 12% to the same individual for additional proceeds of $600,000.

     Series A 8% had a par value of $.001, a liquidation value of $10.00 per share, carried a cumulative quarterly dividend of $.80 per share per annum, was convertible into Common Stock at an initial conversion price of $2.50, subject to adjustment for dilutive issuances, and voted only upon conversion. We could require conversion into Common Stock as soon as the 20-day average of the last reported sale of Common Stock reached $10.00 per share or higher.

     Series B 12% has a par value of $.001, a liquidation value of $30.00 per share, carries a cumulative annual dividend of $1.20 per share, is convertible into Common Stock at an initial conversion price of $1.10 (resulting in a current conversion ratio of 9.1 shares of Common Stock for each share of Series B 12% stock), subject to adjustment for dilutive issuances, and votes only upon conversion. We may require conversion into Common Stock as soon as the 20-day average of the last reported sale of Common Stock is $4.40 per share or higher.

(14)     GOODWILL

     We have determined that we have only one reporting unit. The fair value of our reporting unit and the related implied fair value of its respective goodwill were established using a market capitalization approach supported by a discounted cash flow approach.

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

     The fair value and carrying value of the goodwill of $5,240,000, relating to the acquisitions we completed in the first and fourth quarters of 2002, were tested during our annual measurement date in the fourth quarter of 2002, which resulted in no impairment charges. We will also perform another impairment test in the fourth quarter of 2003.

(15)     SIGNIFICANT  CUSTOMERS

     One customer accounted for 8.1% of total revenue for the nine months ended September 30, 2003. One customer accounted for 10.0% of total revenue for the nine months ended September 30, 2002.

     One customer accounted for 11.3% of the total accounts receivable balance At September 30, 2003. One customer accounted for 5.5% of the total accounts receivable balance at September 30, 2002.

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

     In the third quarter of 2003, a telephone equipment lessor brought an action against us to recover approximately $300,000 plus interest and attorneys' fees allegedly due under various equipment leases as a result of our return of certain telephone equipment. We are actively defending this action but cannot predict the ultimate outcome. Included in accounts payable and accrued expenses at September 30, 2003 is $134,000 related to this transaction.

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

     In the second quarter of 2003, we sold certain assets, customer contracts and intellectual property of one of our small business offerings to our majority stockholder, Chief Executive Officer and director, and his spouse, and agreed to provide related and specified services to them in connection with the sale. In exchange, the buyers forgave $46,000 in debt owed to them by the Company and assumed an obligation for $22,000 in future consulting services. We recorded a gain on the transaction of $25,000. An independent committee of the Board was appointed to consider this transaction. The operations that were disposed of were no longer in line with the Company's strategies and offerings, had been partially discontinued, were not profitable (and we believed would be unlikely to achieve profitability in the foreseeable future, if at all). The independent committee of the Board, in approving the sale, concluded that the sale was on terms no less favorable than could have been obtained in a transaction with an unrelated, third party buyer and was less disruptive and more favorable to IIS' ongoing business than a complete discontinuation of the remaining operations of this business offering or further investment in it by the Company.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING  STATEMENTS

     The following discussion contains forward-looking statements based on current expectations, and we assume no obligation to update these statements unless legally required. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. These statements are based on our estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected by us. These factors and other matters are discussed below under the heading "Factors that May Affect Future
Results  and  Our  Stock  Price."

OVERVIEW

     Since the third quarter of 2000, the market for IT services has changed dramatically and the demand has declined significantly. As part of our effort to adjust our structure to better address the general economic business climate and the slowdown in the IT professional services market, we have closed underperforming or vacant regional offices, reduced staff in remaining offices, recorded material charges related to underutilized data center facility computer equipment and leasehold improvements and developed and began implementing an aggressive growth strategy through acquiring like-minded peer consultancies. We completed four such acquisitions in 2001, two such transactions in 2002 and may pursue additional, similar transactions in future periods if suitable acquisition candidates are identified and market conditions and our resources permit.

     We have operated at a loss for each of the last four years with the exception of the third and fourth quarters of 2002 which were favorably impacted by revisions to our restructuring accruals. The losses, combined with the current market for IT services, have raised concern about our liquidity and continued operations. We continue to reduce our operating expenses in order to improve cash flow from operations. During 2002, we were in default of certain operating and capital lease provisions for failure to make timely payment, had received several default notices during 2002 and had been named in a number of related lawsuits. In May 2002, we implemented a financial restructuring plan designed to settle obligations for vacated facilities, excess equipment leases and accounts payable related to facilities and types of services we were no longer offering to clients, in a manner which would achieve the highest possible recoveries for all creditors and stockholders consistent with our ability to pay and to continue our operations. In October 2002, we completed a restructuring which satisfied the obligations for the related real estate and equipment leases and for certain trade payables for less than their recorded value. We agreed to pay $2.0 million in cash at the close of the restructuring and $1.2 million in periodic payments over the next five years, satisfying $2.9 million of recorded accounts payable and accrued expenses, $3.1 million of capital lease obligations and $229,000 of other non-current liabilities. As a result of the restructuring, a total of approximately $23.0 million of current and future contractual obligations were satisfied. We funded the restructuring by selling all of our current accounts receivable, totaling $2.5 million, through a new bank credit facility at a discount of 1.95%, which left us the ability to sell up to $1.7 million more in current accounts receivable under the same arrangement. To obtain the financing, we pledged substantially all of our assets to the bank and we issued to the bank a warrant to purchase 60,000 shares of our Common Stock at $5.00 per share. Additionally, the Company's key-man life insurance policy on Mr. James Garvey of $5,000,000 was assigned to the bank. Mr. Garvey,. our majority stockholder, Chief Executive Officer and one of our directors, provided a $1.0 million personal guaranty to the bank as credit support and in consideration of his guaranty we agreed to make quarterly payments to him at an annual rate of 3% of the average outstanding balance under the facility and to issue him, on a quarterly basis, warrants to acquire 4,000 shares of our Common Stock for each $1.0 million in average outstanding balance under the facility during the quarter. The warrants will have an exercise price of $5.00 per share and will remain exercisable as long as any amount is guaranteed and for a period of one year thereafter, but for not less than five years from issuance.

     During March and April 2003, we obtained additional credit from our lender for working capital purposes. The bank loaned us an additional $500,000, which was added to the existing note, and it deferred principal payments under the note for a year, extended a one-year $1.0 million revolving line of credit and allowed us to retain a greater amount of proceeds from assets sales, with excess proceeds to be applied against the note. To obtain this financing, we cancelled the warrant given in October 2002 and issued to the bank a new warrant for 300,000 shares at the then current market price and reaffirmed the security interests previously given and the assignment of Mr. Garvey's key-man life insurance. Additionally, Mr. Garvey gave a limited guaranty of $1.0 million for amounts drawn under the revolving line of credit and, in exchange, we issued to him a warrant for 300,000 shares of our Common Stock at at an exercise price equal to the market price at the time of the agreement. In February and April 2003, we sold 100,000 shares of preferred stock to Mr. Garvey for total proceeds of $1.0 million. Although no assurances can be given, we believe that the capital and financing arrangements received subsequent to December 31, 2002 and the restructuring accomplished in 2002 and 2003 will allow us to continue as a going concern. The remaining unused balance on the credit facility of $3.3 million is available to fund future acquisitions and to support working capital needs; however, availability is dependent upon our ability to generate additional revenues and increase our accounts receivable base. Accordingly, notwithstanding the restructuring, if we are unable to raise additional capital, increase revenues and significantly further reduce operating losses, our business activities may be significantly curtailed.

     We derive our revenues primarily from the delivery of professional services. We offer our services to clients under time and materials contracts or under fixed fee contracts. For time and materials projects, we recognize revenues based on the number of hours worked by consultants at a rate per hour agreed upon with our clients. We recognize revenues from fixed-price contracts on a percentage-of-completion method based on project hours worked. The percentage of our revenues from fixed-price contracts was approximately 17.6% and 18.6% in the three and nine months ended September 30, 2003, respectively and approximately 28.0% and 31.3%, respectively, in the corresponding periods of 2002. We provide our managed services for a minimum monthly fee and charge extra fees for services that exceed agreed-upon parameters. Revenues from these services are recognized as services are provided. Revenues for services rendered are not recognized until collectibility is reasonably assured.

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

     We have historically derived and believe that we may continue to derive a significant portion of our revenues from a limited number of clients who may change from period to period (see related discussion below in "Results of Operations"). Any cancellation, deferral, or significant reduction in work performed for our principal clients could harm our business and cause our operating results to fluctuate significantly from period to period. During the three and nine months ended September 30, 2003, aggregate revenues from our five largest clients represented approximately 26.6% and 27.6% of revenues, respectively, compared with 44.3% and 28.6%, respectively, in the corresponding period in 2002.

     We incurred a net loss in the three and nine months ended September 30, 2003 and in each of the last five years as a result of decreases in revenues (after 2000), investments in infrastructure, and increases in operating expenses and, more recently, as a result of revenues decreasing at a faster rate than operating expenses. Our quarterly revenue, cost of revenues, and operating results have varied in the past due to fluctuations in the utilization of project personnel and are likely to vary significantly in the future. Therefore, we believe that period-to-period comparisons of our operating results may not be indicative of future performance and should not necessarily be relied upon.

ACQUISITIONS

     As part of our effort to adjust our structure to better address a rapidly changing and declining IT services market, we developed and began implementing an aggressive growth strategy of acquiring like-minded peer consultancies. The acquisition target companies ideally have leading competitive positions in regional and vertical markets, a proven track record of providing Microsoft-based and Novell solutions, a booked backlog of project work for premier clients, managers in place who are capable of leading a regional division for the Company, a working culture and ethic similar to our own and are owned by consultants who intend to remain active in the business.

     During 2001, we completed a series of transactions with four companies that we believed met our acquisition criteria. To complete these acquisitions we used a combination of cash payments, issuance of our Common Stock and assumption of liabilities and in return acquired certain related assets and acquired lease arrangements for office space in the markets in which these consultancy practices operated. In the purchase price allocation, a total of $3,064,000 was recorded as goodwill.

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

     During 2002, we completed a series of transactions with two additional companies, again using a combination of cash payments, issuance of our Common Stock and assumption of liabilities and bank loans. Through these two acquisitions we acquired certain related assets and lease agreements for office space and equipment. In the purchase price allocation, a total of $5,241,000 was recorded as goodwill.

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

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. We recognize revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We record goodwill and other intangible assets from acquisitions. We review our intangible assets on a periodic basis to determine if the fair value supports the carrying value of goodwill and other intangible assets. Future adverse changes in market conditions or poor operating results could result in an inability to recover the carrying value of the investments that may not be reflected in the current carrying value of the intangible assets, thereby possibly requiring material impairment charges in the future. The determination of reporting units needed for the impairment calculation also involves a significant amount of judgment. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that the Company would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. We recorded accruals for the estimated future cash expenditures required from closing our vacated offices. The accruals, through December 31, 2002, include estimates of future rent payments and settlements. Because actual cash expenditures differed from our estimates, revisions to the estimated liability for closing vacated offices were required. We evaluate the requirement for future cash expenditures resulting from the Company's contingencies and litigation. Should the actual results differ from our estimates, revisions to the estimated liability for contingencies and litigation would be required.

RESULTS  OF  OPERATIONS

     The following table sets forth selected financial data for the periods indicated expressed as a percentage of revenues:


                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                             ----------------------      --------------------
                                                                2003         2002           2003     2002
                                                             ----------  ----------      ---------  --------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . .     100.0%      100.0%        100.0%   100.0%
Cost of revenues. . . . . . . . . . . . . . . . . . . . . .      82.6        71.4          76.0     74.7
                                                             ----------  -----------       -------  -------
      Gross profit. . . . . . . . . . . . . . . . . . . . . .    17.4        28.6          24.0     25.3
                                                             ----------  -----------       -------  -------
Operating expenses:
    Selling and marketing . . . . . . . . . . . . . . . . . .    23.6        20.3          23.3     13.5
    General and administrative. . . . . . . . . . . . . . . .    28.5        49.0          56.1     55.8
    Asset impairments, restructuring charges and other. . . .       -       (61.7)         (0.4)     0.6
    Gain on settlement of lease termination agreement and
     other liabilities . . . . . . . . . . . . . . . . . . .    (26.9)          -         (20.1)       -
                                                             -----------  ---------       -------  -------
      Total operating expenses. . . . . . . . . . . . . . . .    25.3         7.5          58.9     69.8
                                                             -----------  ---------       -------  -------
      Income (Loss) from operations . . . . . . . . . . . . .    (7.8)       21.0         (34.9)   (44.5)
Interest and other income (expense), net. . . . . . . . . .      (6.7)       (0.7)         (6.5)    (1.0)
                                                             -----------  ---------       -------  -------
      Loss before cumulative effect of a change in
       accounting principle . . . . . . . . . . . . . . . . .   (14.5)%     (20.3)%       (41.4)%  (45.5)%
                                                             ============  =========      ========  =======






THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

     REVENUES. For the three months ended September 30, 2003, revenues decreased 51.1% to $2.2 million from $4.5 million in the corresponding period of 2002. For the nine months ended September 30, 2003, revenues decreased 63.8% to $7.2 million from $19.9 million in the corresponding period of 2002. The decrease is primarily due to continuing weakness in demand in the information technology sector which has resulted in the closure of several of our offices, and to recent general economic conditions caused by geopolitical influences.

     COST OF REVENUES. Cost of revenues decreased 43.8% to $1.8 million for the three months ended September 30, 2003 from $3.2 million for the corresponding period of 2002. Cost of revenues decreased 62.8% to $5.5 million for the nine months ended September 30, 2003 from $14.8 million for the corresponding period of 2002. The decrease is primarily due to a decrease in overall firm staffing as a result of declining revenues. Utilization of consultants in the three months ended September 30, 2003 increased 3.8% to 55%, from 53% for the corresponding quarter in 2002. Utilization of consultants in the nine months ended September 30, 2003 decreased 5.4% to 53%, from 56% for the corresponding period in 2002 due to the same economic conditions mentioned above that have impacted demand for our services.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 44.4% to $0.5 million in the three months ended September 30, 2003 from $0.9 million in the corresponding period in 2002 and as a percentage of revenues increased to 23.6% in 2003 from 20.3% in 2002. Selling and marketing expenses decreased 37.0% to $1.7 million in the nine months ended September 30, 2003 from $2.7 million in the corresponding period in 2002 and as a percentage of revenues increased to 23.3% in 2003 from 13.5% in 2002. The decrease in selling and marketing expenses in 2003 was due primarily to the reduction of dedicated sales and marketing personnel in 2003 compared to 2002 as a part of management's cost reduction plan.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 72.7% to $0.6 million in the three months ended September 30, 2003 from $2.2 million in the corresponding period in 2002 and as a percentage of revenues decreased to 28.5% in 2003 from 49.0% in 2002. General and administrative expenses decreased 64.0% to $4.0 million in the nine months ended September 30, 2003 from $11.1 million in the corresponding period in 2002 and as a percentage of revenues increased to 56.1% in 2003 from 55.8% in 2002. The decrease in general and administrative expenses in 2003 was primarily due to management's implementation of its cost reduction plan and was also attributable to a reduction in depreciation and amortization expense of $2,353,000, salary & benefits expense of $1,565,000, rent and equipment lease expense of $1,439,000, legal and accounting expense of $586,000, telephone expense of $642,000, general office expense of $470,000, consulting services of $287,000, a net change in the provision for bad debt expense of $230,000 partially offset by other net cost increases of $527,000. Included in general and administrative expenses during the nine months ended September 30, 2003 is a net loss of $542,000 from disposition of property and equipment through sales and the termination of office leases for our Denver and Boston operations.

     ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES AND LOSS ON DISPOSITION OF ASSETS. During 2001, we recorded a $9.2 million impairment charge related to underutilized computer equipment and leasehold improvements from our data center facility and a $5.7 million charge for expenses incurred in connection with closing and consolidating six office locations. During 2002, in connection with our restructuring efforts and the resulting favorable settlement of certain obligations and lease agreements, we re-evaluated our reserve for closed office locations and recorded a $1.0 million reduction of the restructuring reserve. We also recorded a gain on the settlement of payables of $1.2 million relating to these favorable settlement agreements. During the nine months ended September 30, 2003, we again re-evaluated our reserve for closed office locations and recorded a $31,000 reduction of the restructuring reserve.

     During the nine months ended September 30, 2003, as a result of additional restructuring efforts and the resulting favorable settlement of certain obligations, we recorded a gain on settlement of debt of $862,000.

     INTEREST EXPENSE, NET. Interest expense, net of interest income increased 371.0% to $146,000 in the three months ended September 30, 2003 from $31,000 in the corresponding period in 2002. Interest expense, net of interest income increased 126.6% to $469,000 in the nine months ended September 30, 2003 from $207,000 in the corresponding period in 2002. The change was due to interest on increased bank borrowings, which were used for acquisitions, financing accounts receivable and debt restructuring.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since inception, we have primarily funded our operations and investments in property and equipment through cash, capital lease financing arrangements, bank borrowings, and equity financings.

     At September 30, 2003, we had approximately $29,000 in cash and cash equivalents and a $3.5 million working capital deficit, as compared to $1.1 million in cash and cash equivalents and a $2.9 million working capital deficit at December 31, 2002.

     Net cash used in operating activities for the nine months ended September 30, 2003 and 2002 was $1.5 million and $3.9 million, respectively. Cash used in operating activities in each of these periods was the result of net losses, adjusted for non-cash items related to depreciation, amortization, asset impairment and restructuring, and fluctuations in receivables, unbilled and deferred revenues on contracts, prepaid expenses and other current assets, and accounts payable and accrued expenses.

     Net cash provided by investing activities for the nine months ended September 30, 2003 was $406,000, primarily from the sale of excess furniture and equipment. Net cash used in investing activities for the nine months ended September 30, 2002 was $465,000, primarily for purchases of computer equipment, furniture and leasehold improvements and in an acquisition of assets of another company totaling $400,000.

     Net cash used in financing activities for the nine months ended September 30, 2003 was $37,000, compared to $114,000 in the corresponding period of 2002. During the nine months ended September 30, 2003, we sold 100,000 shares of preferred stock for $1,000,000, made payments on our line of credit and capital leases of $2.0 million, borrowed $653,000 from a bank on a long term note and received $360,000 of previously restricted cash. In the nine months ended September 30, 2002, we made payments on capital leases of $1,062,000 and received $708,000 of previously restricted cash.

     Non-cash investing and financing activities for the nine months ended September 30, 2003 and 2002 consisted of new capital lease obligations for property and equipment of $0 and $362,000, respectively. In 2002, we also assumed a note for $4,750,000 in conjunction with an acquisition.

     A summary of our contractual cash obligations at September 30, 2003 follows (amounts in thousands):

                          FIXED
                          SETTLEMENT   CAPITAL    OPERATING
             BANK NOTE    AGREEMENTS   LEASES     LEASES     TOTAL
             -----------
2003. . . .  $         -  $        81  $       25  $   310   $  416
2004. . . .          279          135           -      548      964
2005. . . .          396           37           -      433      866
2006. . . .        4,566           37           -      305    4,908
2007. . . .            -           37           -      167      204
Thereafter.            -            -           -        -        -
             -----------  -----------  ----------  -------   ------
             $     5,241  $       327  $       25  $ 1,763  $ 7,358
             ===========  ===========  =========== =======  ========

     We have incurred significant losses from operations over the past three years. We have a substantial working capital deficit and an accumulated deficit of $91.6 million as of September 30, 2003. As a result of these and other factors, there are concerns about our liquidity at September 30, 2003.

     Our continuation is dependent upon our efforts to raise additional capital, increase revenues, reduce expenses, and ultimately, to achieve profitable operations. We have reduced our obligations and expenses through settlements with creditors, landlords and lessors, reduced our work force, and made substantial reductions to general and administrative expenses throughout 2002 and through the nine months ended September 30, 2003.

     During the nine months ended September 30, 2003, we obtained the following:
     -     A  $500,000  increase  to  our  term  loan;
     -     A  $1,000,000  Line  of  Credit  with  our  primary  lender;  and
     - $1,000,000 of proceeds from sales of preferred stock to an officer, director and majority stockholder of the Company.

     As of September 30, 2003, we had drawn $599,000 on our revolving Line of Credit. During October and November 2003, we received additional net draw downs of $278,000 against our Line of Credit, leaving an available balance for future draws of $123,000.

     During the nine months ended September 30, 2003, we consummated new settlements with creditors resulting in the settlement of $1,697,000 of obligations for $750,000 in cash and deposits and the issuance of 100,000 shares of Common Stock at $0.85 per share. Furthermore, we have made our cost structure significantly more variable and believe we can continue to reduce expenses if it is required.

     While we cannot assure that the above actions will be sufficient to ultimately alleviate our liquidity concerns, or that additional borrowings or capital could be obtained under satisfactory terms if they become required, we do believe these actions will enable us to continue as a going concern through December 31, 2003.

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

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS  AND  OUR  STOCK  PRICE

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Forward-looking statements give our current expectations or forecasts of future events. Words such as "expect," "may," "anticipate," "intend," "would," "will," "plan," "believe," "estimate," "should," and similar expressions identify forward-looking statements. Forward-looking statements in this Form 10-Q include statements concerning our future revenues, expenditures, acquisitions, capital or other funding requirements and the availability of capital, the adequacy of our current cash and working capital balances to fund our present and planned operations and financing needs, expansion of and demand for our service offerings, and the growth of our business and operations, as well as future economic and other conditions both generally and in our specific geographic and product and services markets. These statements are based on our estimates, projections, beliefs, and assumptions and are not guarantees of future performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

     We caution that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of us in filings with the Securities and Exchange Commission, press releases, communications with investors, and oral statements. Any of these factors, among others, could also negatively impact our operating results and financial condition and cause the trading price of our Common Stock to decline or fluctuate significantly. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law to do so. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission and in future public statements and press releases.

WE HAVE EXPERIENCED OPERATING LOSSES AND MAY INCUR OPERATING LOSSES IN FUTURE PERIODS, WHICH COULD CAUSE US TO LIMIT OUR BUSINESS OPERATIONS AND COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE FURTHER.

     We had a net loss of approximately $3.6 million for the nine months ended September 30, 2003, a net loss of $11.8 million for the year ended December 31, 2002, a net loss of $49.4 million for the year ended December 31, 2001 and a net loss of approximately $25.4 million for the year ended December 31, 2000. If we do not achieve revenue growth and maintain our current cost structure (or reduce costs further), we could experience continuing operating losses. These losses or any fluctuation in our operating results could cause us to limit our business operations and cause the market value of our Common Stock to decline further.

WE HAVE NOT BEEN ABLE TO MAINTAIN A NASDAQ SMALLCAP LISTING, SO OUR COMMON STOCK HAS BECOME EVEN MORE ILLIQUID AND THE VALUE OF OUR SECURITIES MAY DECLINE FURTHER.

     NASDAQ has, effective April 10, 2003, delisted our Common Stock, and our Common Stock is currently trading on the National Association of Securities Dealers' OTC Bulletin Board (OTCBB). The OTCBB is generally considered less liquid and efficient than NASDAQ, and although trading in our stock is already relatively thin and sporadic, the liquidity of our Common Stock may decline further because smaller quantities of shares will likely be bought and sold, meaning that transactions could be delayed. These factors could result in lower prices and larger spreads in the bid and ask prices for our Common Stock. Reduced liquidity may further reduce the value of our Common Stock and our ability to generate additional funding.

THERE  IS  A  LIMITED  MARKET  FOR  OUR  COMMON  STOCK.

     Currently only a very limited trading market exists for our common stock. Our common stock trades on the OTC Bulletin Board under the symbol "IISX." The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time. The Company intended to pursue the listing of its Common Stock on the new BBX Exchange which was under consideration by NASDAQ, but NASDAQ has recently decided to discontinue it development of the BBX Exchange. As a result, it is unclear how long the OTC Bulletin Board will continue to be available to the Company for the listing of our Common Stock. If the OTC Bulletin Board is no longer available, then we will be forced to trade solely on the pink sheets, a market with very limited liquidity and minimal listing standards. We cannot assure our shareholders that a market for our stock will be sustained. There is no assurance that our shares will have any greater liquidity than shares which do not trade on a public market.

OUR  COMMON  STOCK  MAY  BE  SUBJECT  TO  PENNY  STOCK  REGULATION.

     Our shares may be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

WE MAY NEED ADDITIONAL CAPITAL WHICH, IF NOT AVAILABLE TO US, MAY ALTER OUR BUSINESS PLAN OR LIMIT OUR ABILITY TO ACHIEVE GROWTH IN REVENUES AND WHICH, IF AVAILABLE AND RAISED, WOULD DILUTE YOUR OWNERSHIP INTEREST IN US.

     We incurred negative cash flows from operations in 2002 and have continued to do so in 2003. Although we believe that we have sufficient cash to fund existing operations for the balance of the year, we are pursuing sources of working capital. Even after consideration of the additional funds raised in 2003, we may need to raise additional funds through public or private equity or debt financings in order to:
         - address working capital needs if revenues or collection of accounts receivable declines;
         -     take  advantage  of  acquisition  or  expansion  opportunities;
         -     develop  new  services;  or
         -     address  unanticipated  contingencies.

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

     A key component of our business strategy has been to acquire like-minded peer consultancies in geographic areas where we do not have a strong presence. We also look for acquisition opportunities, without focusing on increasing our geographic diversity, if there is an opportunity to strengthen a current service offering or revenue base or add a service offering which complements our current service offerings or increases our revenue base. The risks of acquisitions include the inability to retain clients or, key employees, incurrence of unexpected liabilities or higher than anticipated transaction expenses and other unexpected expenses and diverting management's attention from daily operations of our business. Acquiring businesses, especially in markets in which we have limited prior experience, is risky. If we do not implement this strategy successfully, we may incur increased operating expenses without increased revenues, which could materially harm our operating results and stock price.

WE  FACE  CHALLENGES  IN  THE  INTEGRATION  OF  THE  BUSINESSES WE HAVE RECENTLY
ACQUIRED  AND  THOSE  WE  MAY  ACQUIRE  IN  THE  FUTURE.

     We may not experience the anticipated results from the integration of businesses we have acquired. The strategies of cross-marketing service offerings, the opportunities of expanded markets and clients, the development of additional revenue streams, the enhanced ability to raise capital, and the availability of our stock for making strategic acquisitions may not prove to be as advantageous as we expect. This could affect the results of our operations, negatively impact our financial performance and harm our business.

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

OUR RESULTS OF OPERATIONS MAY VARY FROM QUARTER TO QUARTER IN FUTURE PERIODS AND, AS A RESULT, WE MAY NOT BE ABLE TO PREDICT APPROPRIATE EXPENSE LEVELS OR MEET OUR SHORTER TERM LIQUIDITY NEEDS, WHICH COULD CAUSE US TO LIMIT OUR BUSINESS OPERATIONS AND COULD CAUSE OUR STOCK PRICE TO FLUCTUATE OR DECLINE FURTHER.

     Our revenues and results of operations have fluctuated significantly in the past and could fluctuate significantly in the future. We incurred net losses of $10.7 million and $2.5 million in the first and second quarters of 2002, respectively, and reported earnings of $0.9 million and $0.5 million in the third and fourth quarters of 2002, respectively and incurred a net loss of $1.7 million, $1.0 million and $0.9 million in the first, second and third quarters of 2003, respectively.

Our results may fluctuate due to the factors described in this Form 10-Q, as well as:

         -     the  loss  of  or  failure  to  replace  clients;
         -     variation  in  demand  for  our  services;
         - higher than expected bad debt write-offs or impairment of our assets, including goodwill;
         -     changes  in  the  mix  of  services  that  we  offer;  and
         -     variation  in  our  operating  expenses.

     A substantial portion of our operating expense is related to personnel costs and overhead, which cannot be adjusted quickly and is, therefore, relatively fixed in the short term. Our operating expenses are based, in significant part, on our expectations of future revenues. If actual revenues are below our expectations, we may not achieve our anticipated operating results and our business operations may become more limited and the market price of our Common Stock is likely to decline further.

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

     Although we provide consulting services primarily on a time and materials compensation basis, approximately 19% of our consulting revenue was derived from fixed-price, fixed-time engagements in the nine months ended September 30, 2003 and approximately 27% and 14% of revenues were derived from fixed-price, fixed-time engagements in 2002 and 2001, respectively. The percentage of our revenues derived from fixed-price, fixed time engagements may increase in the future, as influenced by changes in demand and market conditions. Our failure to accurately estimate the resources required for a fixed-price, fixed-time engagement or our failure to complete our contractual obligations in a manner consistent with our projections or contractual commitments could harm our overall profitability and our business. From time to time, we have been required to commit unanticipated additional resources to complete some fixed-price, fixed-time engagements, resulting in losses on these engagements. We believe that we may experience similar situations in the future. In addition, we may negotiate a fixed price for some projects before the design specifications are finalized, resulting in a fixed price that is too low and causing a decline in our operating results.

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

     We rely on vendor and other alliances for client referral and marketing opportunities, access to advanced technology and training as well as other important benefits. These relationships are non-exclusive and the vendors are free to enter into similar or more favorable relationships with our competitors. Whether written or oral, many of the agreements underlying our relationships are general in nature, do not legally bind the parties to transact business with each other or to provide specific client referrals, cross-marketing opportunities, or other intended benefits to each other, have indefinite terms, and may be ended at the will of either party. We may not be able to maintain our existing strategic relationships and may fail to enter into new relationships. If we are unable to maintain these relationships, the benefits that we derive from these relationships, including the receipt of important sales leads, cross-marketing opportunities, access to emerging technology training and certifications, and other benefits, may be lost. Consequently, we may not be able to offer desired solutions to clients, which would result in a loss of revenues and our inability to effectively compete for clients seeking emerging or leading technologies offered by these vendors.

BECAUSE WE OPERATE IN A HIGHLY COMPETITIVE AND RAPIDLY CHANGING INDUSTRY, COMPETITORS COULD CAUSE US TO LOSE BUSINESS OPPORTUNITIES AND LIMIT OUR ABILITY TO INCREASE OR SUSTAIN REVENUE LEVELS.

     Although our industry is experiencing significant consolidation, the business areas in which we compete remain intensely competitive and subject to rapid change. We expect competition to continue and to intensify. Our competitors currently fall into several categories and include a range of entities providing both general management and information technology consulting services and internet services. Many of our competitors have longer operating histories, larger client bases, and greater brand or name recognition, as well as greater financial, technical, marketing, and public relations resources. Our competitors may be able to respond more quickly to technological developments and changes in clients' needs. Further, as a result of the low barriers to entry, we may face additional competition from new entrants into our markets. We generally do not own any technologies that preclude or inhibit competitors from entering the general business areas in which we compete. Existing or future competitors may independently develop and patent or copyright technologies that are superior or substantially similar to our technologies, which may place us at a competitive disadvantage. All of these factors could lead to competitors winning new client engagements that we compete for. If this occurs, our ability to generate increased revenues may be limited and we may not achieve profitability.

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

WE OCCASIONALLY AGREE NOT TO PERFORM SERVICES FOR OUR CLIENTS' OR BUSINESS PARTNERS' COMPETITORS, WHICH MAY LIMIT OUR ABILITY TO GENERATE FUTURE REVENUES AND INHIBIT OUR BUSINESS STRATEGY.

     In order to secure particularly large engagements or engagements with industry leading clients, or alliances with well positioned business partners, we have agreed on limited occasions not to perform services, or not to utilize some of our intellectual property rights developed for clients, for competitors of those clients for limited periods of time ranging from one to three years. In our agreement with American Express, our largest client in 2001 and 2000 and a continuing client in 2003 and 2002, we have agreed not to perform services for competitors of American Express for one year after each project completion date and not to assign consultants who have worked on American Express projects to other clients' competitive projects for nine months after completing work for American Express. In our consulting engagement with PatchLink, a leading provider of patch management solutions, we have agreed not to deploy our consultants working on the development of PatchLink's products on other development projects for PatchLink's competitors for 18 months following these consultants' deployment at Patchlink. These non-compete provisions reduce the number of our prospective clients and our potential sources of revenue. These agreements also may limit our ability to execute a part of our business strategy of leveraging our business expertise in discreet industry segments by attracting multiple clients competing in those industries.

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

     Our  success will depend in large part upon the continued services of James
G. Garvey, Jr., our founder, Chairman, President, Chief Executive Officer, and our majority stockholder. We have an employment contract with Mr. Garvey. Mr. Garvey is precluded under his agreement from competing against us for one year should he leave us. The loss of Mr. Garvey's services could harm us and cause a loss of investor confidence in our business, which could cause the trading price of our stock to decline further and could impair our ability to raise needed capital. In addition, if Mr. Garvey resigns to join a competitor or to form a competing company, the loss of Mr. Garvey and any resulting loss of existing or potential clients to any competitor could harm our business. If we lose Mr. Garvey, we may be unable to prevent the unauthorized disclosure or use by other companies of our technical knowledge, practices, or procedures. In addition, due to the substantial number of shares of our Common Stock owned by Mr. Garvey, the loss of Mr. Garvey's services could cause investor or analyst concern that Mr. Garvey may sell a large portion of his shares, which could cause a rapid and substantial decline in the trading price of our Common Stock.

THE HOLDINGS OF MR. GARVEY MAY LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER MATTERS SUBJECT TO A STOCKHOLDER VOTE, INCLUDING A SALE OF OUR COMPANY ON TERMS THAT MAY BE ATTRACTIVE TO YOU.

     James G. Garvey, Jr., our founder, Chairman, President and Chief Executive Officer, currently owns approximately 58% of our outstanding Common Stock. Mr. Garvey's stock ownership and management positions enable him to exert considerable influence over our Company, including in the election of directors and the approval of other actions submitted to our stockholders. In addition, without the consent of Mr. Garvey, we may be prevented from entering into transactions that could be viewed as beneficial to other stockholders, including a sale of the Company. This could prevent you from selling your stock to a potential acquirer at prices that exceed the market price of our stock, or could cause the market price of our Common Stock to decline further.

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

     In the third quarter of 2003, a telephone equipment lessor brought an action against us to recover approximately $300,000 plus interest and attorneys' fees allegedly due under various equipment leases as a result of our return of certain telephone equipment. We are actively defending this action but cannot predict the ultimate outcome.

     Additionally, we are, from time to time, party to various legal proceedings arising in the ordinary course of business. We evaluate such claims on a case-by-case basis, and our policy is to vigorously contest any such claims which we believe are without merit.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

 4.5    Warrant granted to James G. Garvey, Jr. dated December 31, 2003

 4.6    Warrant granted to James G. Garvey, Jr. dated March 31, 2003

 4.7    Warrant granted to James G. Garvey, Jr. dated April 4, 2003

 4.8    Warrant granted to James G. Garvey, Jr. dated June 30, 2003

 4.9    Warrant granted to James G. Garvey, Jr. dated September 20, 2003

10.66 Modification Addendum to the Business Manager Agreement with Businesses and Professionals with AnchorBank, fsb for October 14, 2003 Through October 14, 2004.

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

                              INTEGRATED  INFORMATION  SYSTEMS,  INC.


Date:  November  14,  2003      /s/  James  G.  Garvey,  Jr.
                                ----------------------------
                                James  G.  Garvey,  Jr.
                                Chairman  of  the  Board  of  Directors,
                                Chief  Executive Officer  and  President



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

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          c. disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and;

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



Date:  November  14,  2003

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

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          c. disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and;

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



Date:  November  14,  2003                    /s/  Donald  H.  Megrath
                                              ------------------------
                                              Donald  H.  Megrath
                                              Senior  Vice  President,
                                              Chief  Financial  Officer  and
                                              Secretary