Form 10QSB/A
period 2003-09-30
INTEGRATED INFORMATION SYSTEMS INC
filed 2003-11-14
CIK 1059421

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

RESULTS  OF  OPERATIONS

     The following table sets forth selected financial data for the periods indicated expressed as a percentage of revenues:


                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                             ----------------------      --------------------
                                                                2003         2002           2003     2002
                                                             ----------  ----------      ---------  --------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . .     100.0%      100.0%        100.0%   100.0%
Cost of revenues. . . . . . . . . . . . . . . . . . . . . .      82.6        71.4          76.0     74.7
                                                             ----------  -----------       -------  -------
      Gross profit. . . . . . . . . . . . . . . . . . . . . .    17.4        28.6          24.0     25.3
                                                             ----------  -----------       -------  -------
Operating expenses:
    Selling and marketing . . . . . . . . . . . . . . . . . .    23.6        20.3          23.3     13.5
    General and administrative. . . . . . . . . . . . . . . .    28.5        49.0          56.1     55.8
    Asset impairments, restructuring charges and other. . . .       -       (61.7)         (0.4)     0.6
    Gain on settlement of lease termination agreement and
     other liabilities . . . . . . . . . . . . . . . . . . .        -           -         (12.0)       -
                                                             -----------  ---------       -------  -------
      Total operating expenses. . . . . . . . . . . . . . . .    52.2         7.5          67.0     69.8
                                                             -----------  ---------       -------  -------
      Income (Loss) from operations . . . . . . . . . . . . .   (34.7)       21.0         (43.0)   (44.5)
Interest and other income (expense), net. . . . . . . . . .      (6.7)       (0.7)         (6.5)    (1.0)
                                                             -----------  ---------       -------  -------
      Loss before cumulative effect of a change in
       accounting principle . . . . . . . . . . . . . . . . .   (41.4)%     (20.3)%       (49.5)%  (45.5)%
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